Form 10-Q
period 2013-06-30
SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II; SUNGARD DATA SYSTEMS INC
filed 2013-08-09
CIK 1337272, 1337274, 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file numbers:

SunGard Capital Corp.	000-53653
SunGard Capital Corp. II	000-53654
SunGard Data Systems Inc.	001-12989

SunGard® Capital Corp.

SunGard® Capital Corp. II

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3059890
Delaware	20-3060101
Delaware	51-0267091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

680 East Swedesford Road, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

484-582-2000

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

SunGard Capital Corp.	Yes ☒ No ☐
SunGard Capital Corp. II	Yes ☒ No ☐
SunGard Data Systems Inc.	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

SunGard Capital Corp.	Yes ☒ No ☐
SunGard Capital Corp. II	Yes ☒ No ☐
SunGard Data Systems Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrants’ common stock outstanding as of June 30, 2013:

SunGard Capital Corp.	256,898,592 shares of Class A common stock and 28,544,288 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Explanatory Note

This Quarterly Report on Form 10-Q (“Report”) is a combined quarterly report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCCII are collectively referred to as the “Parent Companies.” Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	June 30, 2013
Assets
Current:
Cash and cash equivalents	$546	$538
Trade receivables, less allowance for doubtful accounts of $30 and $32	781	624
Earned but unbilled receivables	119	120
Prepaid expenses and other current assets	230	238

Total current assets	1,676	1,520
Property and equipment, less accumulated depreciation of $1,509 and $1,609	874	815
Software products, less accumulated amortization of $1,649 and $1,735	411	345
Customer base, less accumulated amortization of $1,481 and $1,579	1,367	1,253
Other intangible assets, less accumulated amortization of $27 and $23	132	134
Trade name	1,019	1,019
Goodwill	4,539	4,510

Total Assets	$10,018	$9,596

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$63	$392
Accounts payable	32	33
Accrued compensation and benefits	297	218
Accrued interest expense	41	40
Other accrued expenses	238	207
Deferred revenue	836	803

Total current liabilities	1,507	1,693
Long-term debt	6,599	6,114
Deferred and other income taxes	1,127	1,057
Other long-term liabilities	95	112

Total liabilities	9,328	8,976

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	26	31
Class L common stock subject to a put option	45	49
Class A common stock subject to a put option	5	4
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $6,154 million and $6,590 million; 50,000,000 shares authorized, 29,027,610 and 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,251,822 and 261,565,117 shares issued	—	—
Capital in excess of par value	2,483	2,483
Treasury stock, 541,886 and 518,133 shares of Class L common stock; and 4,880,305 and 4,666,525 shares of Class A common stock	(50)	(47)
Accumulated deficit	(3,391)	(3,495)
Accumulated other comprehensive income (loss)	(3)	(51)

Total SunGard Capital Corp stockholders’ equity (deficit)	(961)	(1,110)
Noncontrolling interest in preferred stock of SCCII	1,575	1,646

Total equity	614	536

Total Liabilities and Equity	$10,018	$9,596

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Services	$973	$944	$1,947	$1,893
License and resale fees	84	68	115	101

Total products and services	1,057	1,012	2,062	1,994
Reimbursed expenses	15	16	34	29

Total revenue	1,072	1,028	2,096	2,023

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	433	424	886	861
Sales, marketing and administration	261	242	514	484
Product development and maintenance	103	89	197	189
Depreciation	70	76	141	149
Amortization of acquisition-related intangible assets	100	86	201	173

Total costs and expenses	967	917	1,939	1,856

Operating income (loss)	105	111	157	167
Interest expense and amortization of deferred financing fees	(101)	(98)	(223)	(206)
Loss on extinguishment of debt	(36)	—	(51)	(5)
Other income (expense)	—	(2)	2	(1)

Income (loss) from continuing operations before income taxes	(32)	11	(115)	(45)
Benefit from (provision for) income taxes	24	4	31	13

Income (loss) from continuing operations	(8)	15	(84)	(32)
Income (loss) from discontinued operations, net of tax	—	—	311	—

Net income (loss)	(8)	15	227	(32)
Income attributable to the noncontrolling interest (including $- million, $1 million, $- million and $1 million in temporary equity)	(60)	(47)	(122)	(72)

Net income (loss) attributable to SunGard Capital Corp	(68)	(32)	105	(104)

Other Comprehensive income (loss):
Foreign currency translation, net	(44)	2	(11)	(44)
Unrealized gain (loss) on derivative instruments, net of tax	3	(1)	6	1
Other, net of tax	—	(5)	—	(5)

Other Comprehensive income (loss), net of tax	(41)	(4)	(5)	(48)

Comprehensive income (loss)	(49)	11	222	(80)
Comprehensive income (loss) attributable to the noncontrolling interest	(60)	(47)	(122)	(72)

Comprehensive income (loss) attributable to SunGard Capital Corp	$(109)	$(36)	$100	$(152)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flow from operations:
Net income (loss)	$227	$(32)
Income (loss) from discontinued operations	311	—

Income (loss) from continuing operations	(84)	(32)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	342	322
Deferred income tax provision (benefit)	14	(73)
Stock compensation expense	20	23
Amortization of deferred financing costs and debt discount	19	24
Loss on extinguishment of debt	51	5
Other noncash items	(1)	2
Accounts receivable and other current assets	110	130
Accounts payable and accrued expenses	(203)	(80)
Deferred revenue	(45)	(17)

Cash flow from (used in) continuing operations	223	304
Cash flow from (used in) discontinued operations	(237)	—

Cash flow from (used in) operations	(14)	304

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(9)	(1)
Cash paid for property and equipment, and software	(115)	(101)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(121)	(101)
Cash provided by (used in) discontinued operations	1,742	—

Cash provided by (used in) investment activities	1,621	(101)

Financing activities:
Cash received from borrowings, net of fees	(17)	2,173
Cash used to repay debt	(1,725)	(2,359)
Premium paid to retire debt	(27)	—
Cash used to purchase treasury stock	(8)	(6)
Other financing activities	(7)	(7)

Cash provided by (used in) continuing operations	(1,784)	(199)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,784)	(199)

Effect of exchange rate changes on cash	3	(12)

Increase (decrease) in cash and cash equivalents	(174)	(8)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$699	$538

Supplemental information:
Interest paid	$228	$183

Income taxes paid, net of refunds of $5 million and $4 million, respectively	$279	$52

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	June 30, 2013
Assets
Current:
Cash and cash equivalents	$546	$538
Trade receivables, less allowance for doubtful accounts of $30 and $32	781	624
Earned but unbilled receivables	119	120
Prepaid expenses and other current assets	230	238

Total current assets	1,676	1,520
Property and equipment, less accumulated depreciation of $1,509 and $1,609	874	815
Software products, less accumulated amortization of $1,649 and $1,735	411	345
Customer base, less accumulated amortization of $1,481 and $1,579	1,367	1,253
Other intangible assets, less accumulated amortization of $27 and $23	132	134
Trade name	1,019	1,019
Goodwill	4,539	4,510

Total Assets	$10,018	$9,596

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$63	$392
Accounts payable	32	33
Accrued compensation and benefits	297	218
Accrued interest expense	41	40
Other accrued expenses	235	206
Deferred revenue	836	803

Total current liabilities	1,504	1,692
Long-term debt	6,599	6,114
Deferred and other income taxes	1,127	1,057
Other long-term liabilities	76	93

Total liabilities	9,306	8,956

Commitments and contingencies
Preferred stock subject to a put option	24	27
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,581 million and $1,655 million; 14,999,000 shares authorized, 10,048,018 and 10,060,069 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,492	3,495
Treasury stock, 187,576 and 179,354 shares	(30)	(28)
Accumulated deficit	(2,771)	(2,803)
Accumulated other comprehensive income (loss)	(3)	(51)

Total stockholders’ equity	688	613

Total Liabilities and Stockholders’ Equity	$10,018	$9,596

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Services	$973	$944	$1,947	$1,893
License and resale fees	84	68	115	101

Total products and services	1,057	1,012	2,062	1,994
Reimbursed expenses	15	16	34	29

Total revenue	1,072	1,028	2,096	2,023

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	433	424	886	861
Sales, marketing and administration	261	242	514	484
Product development and maintenance	103	89	197	189
Depreciation	70	76	141	149
Amortization of acquisition-related intangible assets	100	86	201	173

Total costs and expenses	967	917	1,939	1,856

Operating income (loss)	105	111	157	167
Interest expense and amortization of deferred financing fees	(101)	(98)	(223)	(206)
Loss on extinguishment of debt	(36)	—	(51)	(5)
Other income (expense)	—	(2)	2	(1)

Income (loss) from continuing operations before income taxes	(32)	11	(115)	(45)
Benefit from (provision for) income taxes	24	4	31	13

Income (loss) from continuing operations	(8)	15	(84)	(32)
Income (loss) from discontinued operations, net of tax	—	—	311	—

Net income (loss)	(8)	15	227	(32)

Other Comprehensive income (loss):
Foreign currency translation, net	(44)	2	(11)	(44)
Unrealized gain (loss) on derivative instruments, net of tax	3	(1)	6	1
Other, net of tax	—	(5)	—	(5)

Other Comprehensive income (loss), net of tax	$(49)	$11	$222	$(80)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flow from operations:
Net income (loss)	$227	$(32)
Income (loss) from discontinued operations	311	—

Income (loss) from continuing operations	(84)	(32)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	342	322
Deferred income tax provision (benefit)	14	(73)
Stock compensation expense	20	23
Amortization of deferred financing costs and debt discount	19	24
Loss on extinguishment of debt	51	5
Other noncash items	(1)	2
Accounts receivable and other current assets	110	130
Accounts payable and accrued expenses	(203)	(78)
Deferred revenue	(45)	(17)

Cash flow from (used in) continuing operations	223	306
Cash flow from (used in) discontinued operations	(237)	—

Cash flow from (used in) operations	(14)	306

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(9)	(1)
Cash paid for property and equipment, and software	(115)	(101)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(121)	(101)
Cash provided by (used in) discontinued operations	1,742	—

Cash used in investment activities	1,621	(101)

Financing activities:
Cash received from borrowings, net of fees	(17)	2,173
Cash used to repay debt	(1,725)	(2,359)
Premium paid to retire debt	(27)	—
Cash used to purchase treasury stock	(4)	(2)
Other financing activities	(11)	(13)

Cash provided by (used in) continuing operations	(1,784)	(201)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,784)	(201)

Effect of exchange rate changes on cash	3	(12)

Increase (decrease) in cash and cash equivalents	(174)	(8)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$699	$538

Supplemental information:
Interest paid	$228	$183

Income taxes paid, net of refunds of $5 million and $4 million, respectively	$279	$52

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	June 30, 2013
Assets
Current:
Cash and cash equivalents	$546	$538
Trade receivables, less allowance for doubtful accounts of $30 and $32	781	624
Earned but unbilled receivables	119	120
Prepaid expenses and other current assets	230	238

Total current assets	1,676	1,520
Property and equipment, less accumulated depreciation of $1,509 and $1,609	874	815
Software products, less accumulated amortization of $1,649 and $1,735	411	345
Customer base, less accumulated amortization of $1,481 and $1,579	1,367	1,253
Other intangible assets, less accumulated amortization of $27 and $23	132	134
Trade name	1,019	1,019
Goodwill	4,539	4,510

Total Assets	$10,018	$9,596

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$63	$392
Accounts payable	32	33
Accrued compensation and benefits	297	218
Accrued interest expense	41	40
Other accrued expenses	238	209
Deferred revenue	836	803

Total current liabilities	1,507	1,695
Long-term debt	6,599	6,114
Deferred and other income taxes	1,120	1,050
Other long-term liabilities	76	93

Total liabilities	9,302	8,952

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,490	3,498
Accumulated deficit	(2,771)	(2,803)
Accumulated other comprehensive income (loss)	(3)	(51)

Total stockholder’s equity	716	644

Total Liabilities and Stockholder’s Equity	$10,018	$9,596

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Services	$973	$944	$1,947	$1,893
License and resale fees	84	68	115	101

Total products and services	1,057	1,012	2,062	1,994
Reimbursed expenses	15	16	34	29

Total revenue	1,072	1,028	2,096	2,023

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	433	424	886	861
Sales, marketing and administration	261	242	514	484
Product development and maintenance	103	89	197	189
Depreciation	70	76	141	149
Amortization of acquisition-related intangible assets	100	86	201	173

Total costs and expenses	967	917	1,939	1,856

Operating income (loss)	105	111	157	167
Interest expense and amortization of deferred financing fees	(101)	(98)	(223)	(206)
Loss on extinguishment of debt	(36)	—	(51)	(5)
Other income (expense)	—	(2)	2	(1)

Income (loss) from continuing operations before income taxes	(32)	11	(115)	(45)
Benefit from (provision for) income taxes	24	4	31	13

Income (loss) from continuing operations	(8)	15	(84)	(32)
Income (loss) from discontinued operations, net of tax	—	—	311	—

Net income (loss)	(8)	15	227	(32)

Other Comprehensive income (loss):
Foreign currency translation, net	(44)	2	(11)	(44)
Unrealized gain (loss) on derivative instruments, net of tax	3	(1)	6	1
Other, net of tax	—	(5)	—	(5)

Comprehensive income (loss)	$(49)	$11	$222	$(80)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2013
Cash flow from operations:
Net income (loss)	$227	$(32)
Income (loss) from discontinued operations	311	—

Income (loss) from continuing operations	(84)	(32)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	342	322
Deferred income tax provision (benefit)	14	(73)
Stock compensation expense	20	23
Amortization of deferred financing costs and debt discount	19	24
Loss on extinguishment of debt	51	5
Other noncash items	(1)	2
Accounts receivable and other current assets	110	130
Accounts payable and accrued expenses	(203)	(78)
Deferred revenue	(45)	(17)

Cash flow from (used in) continuing operations	223	306
Cash flow from (used in) discontinued operations	(237)	—

Cash flow from (used in) operations	(14)	306

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(9)	(1)
Cash paid for property and equipment, and software	(115)	(101)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(121)	(101)
Cash provided by (used in) discontinued operations	1,742	—

Cash used in investment activities	1,621	(101)

Financing activities:
Cash received from borrowings, net of fees	(17)	2,173
Cash used to repay debt	(1,725)	(2,359)
Premium paid to retire debt	(27)	—
Other financing activities	(15)	(15)

Cash provided by (used in) continuing operations	(1,784)	(201)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,784)	(201)

Effect of exchange rate changes on cash	3	(12)

Increase (decrease) in cash and cash equivalents	(174)	(8)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$699	$538

Supplemental information:
Interest paid	$228	$183

Income taxes paid, net of refunds of $5 million and $4 million, respectively	$279	$52

The accompanying notes are an integral part of these consolidated financial statements.

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 (the “LBO”) in a leveraged buy-out by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (collectively, the “Sponsors”).

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). All four of these companies were formed for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” SCC, SCCII and SunGard are separate reporting companies and, together with their direct and indirect subsidiaries, are collectively referred to as the “Company.” The Holding Companies have no other operations beyond those of their ownership of SunGard.

SunGard is one of the world’s leading software and technology services companies and has three segments: Financial Systems (“FS”), Availability Services (“AS”) and Public Sector & Education (“PS&E”), which is comprised of the Company’s Public Sector business and K-12 Education business. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

As discussed in Note 2 and Note 13, the presentation of certain prior-year amounts has been revised to conform to the current-year presentation.

Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has not yet adopted this Update and has used the former, more extensive testing during its 2012 impairment tests. The Company intends to evaluate the Update as it performs its 2013 impairment review in the third quarter.

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is a change in financial statement presentation only and has no material impact in the consolidated financial results. The guidance is effective beginning January 1, 2014 on either a prospective or retrospective basis.

2. Expense Classification:

During a review of spending by functional area, the Company identified a misclassification of certain expenses in 2010, 2011 and 2012. The misclassification stems from the treatment of certain offshore resources by functional area. It resulted in an understatement of product development and maintenance expense with an offsetting overstatement within cost of sales and direct operating expense and sales, marketing and administration expense. There was no impact on total reported expenses for any period and therefore no impact on operating or net income.

The impact within the functional expense areas, including the impact of a business sold in the third quarter of 2012 and currently presented in discontinued operations, is as follows for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012
	As reported	Impact of discontinued operations	As reported- adjusted for discontinued operations	As revised
Cost of sales and direct operating	$446	$(12)	$434	$433
Sales, marketing and administration	266	—	266	261
Product development and maintenance	97	—	97	103

Total functional expenses	$809	$(12)	$797	$797

	Six months ended June 30, 2012
	As reported	Impact of discontinued operations	As reported- adjusted for discontinued operations	As revised
Cost of sales and direct operating	$915	$(24)	$891	$886
Sales, marketing and administration	524	(3)	521	514
Product development and maintenance	185	—	185	197

Total functional expenses	$1,624	$(27)	$1,597	$1,597

3. Discontinued Operations:

In January 2012, the Company sold its Higher Education (“HE”) business and used the net cash proceeds (as defined in its senior secured credit agreement) of $1,222 million, which is the gross transaction value of $1,775 million less applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans. In July 2012, the Company sold its FS subsidiary SunGard Global Services (France) for gross proceeds of €14 million. The results for discontinued operations for the three and six months ended June 30, 2012 reflect the impact of these sales.

The results for the discontinued operations for the three and six months ended June 30, 2012 and 2013 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue	$13	$—	$50	$—

Operating income (loss)	—	—	(3)	—
Gain on sale of business	—	—	563	—

Income (loss) before income taxes	—	—	560	—
Benefit from (provision for) income taxes	—	—	(249)	—

Income (loss) from discontinued operations	$—	$—	$311	$—

4. Goodwill and Intangibles:

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	PS&E	Subtotal	AS	PS&E	Subtotal	Total
Balance at December 31, 2012	$3,516	$2,243	$544	$6,303	$(1,547)	$(217)	$(1,764)	$4,539
Effect of foreign currency translation	(16)	(12)	—	(28)	—	—	—	(28)
Other	(1)	—	—	(1)	—	—	—	(1)

Balance at June 30, 2013	$3,499	$2,231	$544	$6,274	$(1,547)	$(217)	$(1,764)	$4,510

Intangible Assets

Based on amounts recorded at June 30, 2013, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2013	$340
2014	290
2015	234
2016	214
2017	207

5. Accumulated Other Comprehensive Income:

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the three and six months ended June 30, 2012 and 2013 (in millions):

	Three months ended June 30,		Six months ended June 30,
Other Comprehensive Income Components	2012	2013	2012	2013	Affected Line Item in the Statement of Comprehensive Income for Components Reclassified from OCI
Unrealized gain (loss) on derivative instruments and other	$—	$(1)	$—	$—
Less: gain (loss) on derivatives reclassified into income
Interest rate contracts	2	1	6	4	Interest expense and amortization of deferred financing fees
Forward currency hedges	2	(1)	2	(2)	Cost of sales and direct operating

Total reclassified into income	4	—	8	2
Less: income tax benefit (expense)	(1)	—	(2)	(1)

Unrealized gain (loss) on derivative instruments, net of tax	$3	$(1)	$6	$1

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, through June 30, 2013 as follows (in millions):

	Gains and Losses on Derivative Instruments	Currency Translation	Other	Total Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2012	$2	$(4)	$(1)	$(3)

Other comprehensive income before reclassifications	—	(44)	(5)	(49)
Amounts reclassified from accumulated other comprehensive income net of tax	1	—	—	1

Net current-period other comprehensive income	1	(44)	(5)	(48)

Balance at June 30, 2013	$3	$(48)	$(6)	$(51)

6. Debt and Derivatives:

On January 2, 2013, SunGard repaid a $50 million revolving credit advance borrowed under its secured accounts receivable facility.

On March 8, 2013, SunGard amended and restated its senior secured credit agreement (“Credit Agreement”) to, among other things, (i) issue an additional term loan of $2,200 million (“tranche E”) maturing on March 8, 2020, the proceeds of which were used to (a) repay in full the $1,719 million tranche B term loan and (b) repay $481 million of the tranche C term loan; (ii) replace the $880 million of revolving commitments with $850 million of new revolving commitments, which will mature on March 8, 2018; and (iii) modify certain covenants and other provisions in order to, among other things (x) modify (and in the case of the term loan facility, remove) the financial maintenance covenants included therein and (y) permit the Company to direct the net cash proceeds of permitted dispositions otherwise requiring a pro rata prepayment of term loans to the prepayment of specific tranches of term loans at the Company’s sole discretion. The interest rate on tranche E is LIBOR plus 3% with a 1% LIBOR floor, which at June 30, 2013 was 4%. SunGard is required to repay installments in quarterly principal amounts of 0.25% of its funded tranche E principal amount through the maturity date, at which time the remaining aggregate principal balance is due. Tranche E and the new revolving commitments are subject to certain springing maturities which are described in the Credit Agreement. As a result of this transaction, the Company incurred a loss on the extinguishment of debt of approximately $5 million.

On each of March 28, 2013 and June 28, 2013, SunGard voluntarily prepaid $50 million of its tranche A term loan. The related loss on the extinguishment of debt was not material to the Company’s operations, financial position or cash flows.

Debt consisted of the following (in millions):

	December 31, 2012	June 30, 2013
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—
Tranche A, effective interest rate of 1.96% and 1.94%	207	107
Tranche B, effective interest rate of 4.35%	1,719	—
Tranche C, effective interest rate of 4.17% and 4.41%	908	427
Tranche D, effective interest rate of 4.50% and 4.50%	720	716
Tranche E, effective interest rate of 4.04%	—	2,195

Total Senior Secured Credit Facilities	3,554	3,445
Senior Secured Notes due 2014 at 4.875%, net of discount of $4 and $2	246	248
Senior Notes due 2018 at 7.375%	900	900
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured accounts receivable facility, at 3.71% and 3.69%	250	200
Other, primarily foreign bank debt and capital lease obligations	12	13

Total debt	6,662	6,506

Short-term borrowings and current portion of long-term debt	(63)	(392)

Long-term debt	$6,599	$6,114

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each swap agreement is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At June 30, 2013, one-month and three-month LIBOR was 0.19% and 0.27%, respectively. The net receipt or payment from the interest rate swap agreements is included in interest expense. As a result of amending the Credit Agreement and issuing tranche E in March 2013, SunGard settled $500 million of interest rate swaps in March 2013 that were due to mature in May 2013. The interest rates in the table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at June 30, 2013 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month

Total / Weighted Average		$500	0.93%

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $5 million as of December 31, 2012. At June 30, 2013, the fair values of interest rate swaps are $5 million and are included in other intangible assets.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $3 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at June 30, 2013.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2013 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$220	$—	$—	$220
Interest rate swap agreements	—	5	—	5
Currency forward contracts	—	1	—	1

Total	220	6	—	226

Liabilities
Interest rate swap agreements	$—	$—	$—	$—

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$227	$—	$—	$227
Interest rate swap agreements	—	—	—	—
Currency forward contracts	—	4	—	4

Total	$227	$4	$—	$231

Liabilities
Interest rate swap agreements and other	$—	$4	$—	$4

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Cash and cash equivalents—money market funds are recognized and measured at fair value in the Company’s financial statements. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) and British Pound Sterling (“GBP”) exchange rates. These forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from independent, third party banks, at the balance sheet date. This fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2012 and June 30, 2013 (in millions):

	December 31, 2012		June 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$3,803	$3,826	$3,645	$3,656
Fixed rate debt	2,859	3,023	2,861	2,963

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value. The fair value of the Company’s floating rate and fixed rate long-term debt (Level 2) is determined using actual market quotes and benchmark yields received from independent vendors.

8. Equity:

A rollforward of SCC’s equity for 2013 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2012	$45	$5	$(961)	$(911)	$26	$1,575	$1,601
Net income (loss)	—	—	(104)	(104)	1	71	72
Foreign currency translation	—	—	(44)	(44)	—	—	—
Net unrealized gain on derivative instruments	—	—	1	1	—	—	—
Other	—	—	(5)	(5)	—	—	—

Comprehensive income (loss)	—	—	(152)	(152)	1	71	72
Stock compensation expense	—	—	23	23	—	—	—
Termination of put options due to employee terminations and other	(8)	(1)	11	2	(4)	2	(2)
Purchase of treasury stock	—	—	(4)	(4)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units	12	—	(21)	(9)	8	—	8
Other	—	—	(6)	(6)	—	—	—

Balance at June 30, 2013	$49	$4	$(1,110)	$(1,057)	$31	$1,646	$1,677

A rollforward of SCC’s equity for 2012 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2011	$47	$6	$(663)	$(610)	$28	$2,038	$2,066
Net income (loss)	—	—	105	105	—	122	122
Foreign currency translation	—	—	(11)	(11)	—	—	—
Net unrealized gain on derivative instruments	—	—	6	6	—	—	—

Comprehensive income (loss)	—	—	100	100	—	122	122
Stock compensation expense	—	—	20	20	—	—	—
Termination of put options due to employee terminations and other	(8)	(1)	10	1	(5)	3	(2)
Purchase of treasury stock	—	—	(5)	(5)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units	11	1	(19)	(7)	7	—	7
Other	—	—	(8)	(8)	—	—	—

Balance at June 30, 2012	$50	$6	$(565)	$(509)	$30	$2,161	$2,191

In June 2013, certain senior executives of the Company were granted a new form of long-term incentive equity award (“Appreciation Units”) to be settled in stock. The Appreciation Units’ vesting terms are either market-based dependent upon the performance of the Company’s Unit price (“Performance-based”) or time-based. Performance-based Appreciation Units will vest only if the average value per Unit (defined as 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II) at each measurement date (as defined in the agreements) increases over a base Unit value specified in the agreements and may be subject to continued employment through June 1, 2017. Time-based Appreciation Units will vest in annual installments over a period of years as specified in the applicable award agreement, subject to continued employment. The Company determined the fair value of the Performance-based Appreciation Units using a Monte Carlo valuation model and will record the aggregate expense of $22 million over the four-year measurement period on a straight-line basis regardless of vesting, subject to continued employment, if applicable. Time-based Appreciation Units were valued using the Black-Scholes pricing model at $4 million in the aggregate, which will be expensed over the four year service period on a straight-line basis.

9. Income Taxes:

In the second quarter, included in the benefit recorded in income tax expense is a discrete item of $9 million related to a benefit associated with a tax accounting method change related to certain lease-related reserves.

10. Segment Information:

The Company has three reportable segments: FS, AS and PS&E. The Company evaluates the performance of its segments based on Segment Internal Adjusted EBITDA. Segment Internal Adjusted EBITDA, a non-GAAP measure, is defined as operating income before the following items:

•	depreciation and amortization,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

While these charges may be recurring, management excludes them in order to better analyze the segment results and evaluate the segment performance. This analysis is used extensively by management and is also used to communicate the segment results to the Company’s board of directors. In addition, management reviews Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA on a constant currency basis, especially when comparing to the prior year results. While Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA are useful for analysis purposes, they should not be considered as alternatives to the Company’s reported GAAP results. Also, Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA are similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement for purposes of SunGard’s debt covenants. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted.

The operating results for the three months ended June 30, 2013 and 2012 for each segment follow (in millions):

Three Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments
Revenue	$632	$344	$52	$1,028
Internal Adjusted EBITDA	178 (1)	112	18	308
Internal Adjusted EBITDA margin	28.2%	32.5%	32.9%	29.9%
Year to year revenue change	(6)%	(2)%	2%	(4)%
Year to year Internal Adjusted EBITDA change	—%	(5)%	12%	(1)%

Three Months Ended June 30, 2012	FS	AS	PS&E	Sum of segments
Revenue	$670	$351	$51	$1,072
Internal Adjusted EBITDA	178	118	16	312
Internal Adjusted EBITDA margin	26.6%	33.7%	30.0%	29.1%

Reconciliation of Segment Internal Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended
	June 30, 2012	June 30, 2013
Internal Adjusted EBITDA (sum of segments)	$312	$308
Corporate	(11)	(11)
Depreciation (2)	(70)	(76)
Amortization of acquisition-related intangible assets	(100)	(86)
Severance and facility closure costs	(7)	(3)
Stock compensation expense	(9)	(12)
Management fees	(4)	(3)
Other costs (included in operating income)	(6)	(6)
Interest expense, net	(101)	(98)
Loss on extinguishment of debt	(36)	—
Other income (expense)	—	(2)

Income (loss) from continuing operations before income tax	$(32)	$11

Depreciation and amortization and capital expenditures by segment follow (in millions):

Three Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$20	$32	$2	$54	$1	$55
Depreciation(2)	23	51	1	75	1	76
Amortization of acquisition-related intangible assets	44	38	4	86	—	86

Three Months Ended June 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$23	$30	$2	$55	$—	$55
Depreciation(2)	20	48	2	70	—	70
Amortization of acquisition-related intangible assets	53	43	4	100	—	100

The operating results for the six months ended June 30, 2013 and 2012 for each segment follow (in millions):

Six Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments
Revenue	$1,232	$689	$102	$2,023
Internal Adjusted EBITDA	308 (1)	217	32	557
Internal Adjusted EBITDA margin	25.0%	31.5%	31.1%	27.5%
Year to year revenue change	(4)%	(2)%	—%	(4)%
Year to year Internal Adjusted EBITDA change	1%	(6)%	(1)%	(2)%

Six Months Ended June 30, 2012	FS	AS	PS&E	Sum of Segments
Revenue	$1,288	$706	$102	$2,096
Internal Adjusted EBITDA	304	231	32	567
Internal Adjusted EBITDA margin	23.6%	32.7%	31.3%	27.0%

Reconciliation of Internal Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Six Months Ended
	June 30, 2012	June 30, 2013
Internal Adjusted EBITDA (sum of segments)	$567	$557
Corporate	(25)	(24)
Depreciation (2)	(141)	(149)
Amortization of acquisition-related intangible assets	(201)	(173)
Severance and facility closure costs	(9)	(6)
Stock compensation expense	(20)	(23)
Management fees	(6)	(5)
Other costs (included in operating income)	(8)	(10)
Interest expense, net	(223)	(206)
Loss on extinguishment of debt	(51)	(5)
Other income (expense)	2	(1)

Income (loss) from continuing operations before income tax	$(115)	$(45)

Depreciation and amortization and capital expenditures by segment follow (in millions):

Six Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$41	$55	$4	$100	$1	$101
Depreciation(2)	45	100	3	148	1	149
Amortization of acquisition-related intangible assets	88	77	8	173	—	173

Six Months Ended June 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$43	$68	$4	$115	$—	$115
Depreciation(2)	41	96	4	141	—	141
Amortization of acquisition-related intangible assets	106	86	9	201	—	201

(1)

During the second quarter of 2013, the Company completed a review of its accounting practices related to vacation pay obligations. In countries where the vacation policy stipulated that vacation days earned in the current year must be used in that same year, the Company adjusted its quarterly estimate of accrued vacation costs to better match expense recognition with amounts payable to employees when leaving the Company. The impact of the change in estimate was an aggregate decrease to costs and expenses of $10 million for the three month period ended June 30, 2013. The impact of this change is expected to be negligible for the full year.

(2)	Includes amortization of capitalized software.

11. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures, which occurred through June 30, 2013 (in millions):

	Balance 12/31/2012	Expense	Paid	Other Adjustments*	Balance 6/30/2013
Workforce-related	$32	$9	$(20)	$(5)	$16
Facilities	22	1	(5)	—	18

Total	$54	$10	$(25)	$(5)	$34

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation and other adjustments.

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

12. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 and $3 million of management fees in sales, marketing and administration expenses during the three months ended June 30, 2012 and 2013, respectively. The Company recorded $6 and $5 million of management fees in sales, marketing and administration expenses during the six months ended June 30, 2012 and 2013, respectively. At December 31, 2012 and June 30, 2013, $4 million and $3 million, respectively, was included in other accrued expenses.

During the first quarter of 2012, in connection with the sale of HE, the Company paid the Sponsors $17.8 million of management fees, which are included in the results of discontinued operations.

For each of the six months ended June 30, 2012 and 2013, Goldman Sachs & Co. and/or its respective affiliates received fees of approximately $1 million in connection with amendments of SunGard’s Credit Agreement. For the three months ended June 30, 2012 and 2013, no fees were paid to Goldman Sachs & Co. and/or its respective affiliates.

13. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities. The Guarantors are subject to release under certain circumstances as described below.

The indentures evidencing the guarantees provide for a Guarantor to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including upon the earliest to occur of:

•	The sale, exchange or transfer of the subsidiary’s capital stock or all or substantially all of its assets;

•	Designation of the Guarantor as an “unrestricted subsidiary” for purposes of the indenture covenants;

•	Release or discharge of the Guarantor’s guarantee of certain other indebtedness; or

•	Legal defeasance or covenant defeasance of the indenture obligations when provision has been made for them to be fully satisfied.

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2012 and June 30, 2013, and for the three and six month periods ended June 30, 2012 and 2013 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2012.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2012
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$220	$(3)		$329	$—	$546
Intercompany balances	—	2,457		742	(3,199)	—
Trade receivables, net	3	566	(a)	331	—	900
Prepaid expenses, taxes and other current assets	1,312	70		89	(1,241)	230

Total current assets	1,535	3,090		1,491	(4,440)	1,676
Property and equipment, net	—	574		300	—	874
Intangible assets, net	112	2,413		404	—	2,929
Deferred income taxes	39	—		—	(39)	—
Intercompany balances	254	7		76	(337)	—
Goodwill	—	3,470		1,069	—	4,539
Investment in subsidiaries	8,620	2,101		—	(10,721)	—

Total Assets	$10,560	$11,655		$3,340	$(15,537)	$10,018

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$57	$—		$6	$—	$63
Intercompany balances	3,199	—		—	(3,199)	—
Accounts payable and other current liabilities	70	1,983		632	(1,241)	1,444

Total current liabilities	3,326	1,983		638	(4,440)	1,507
Long-term debt	6,343	2		254	—	6,599
Intercompany debt	83	—		254	(337)	—
Deferred and other income taxes	92	1,000		67	(39)	1,120
Other liabilities	—	50		26	—	76

Total liabilities	9,844	3,035		1,239	(4,816)	9,302

Total stockholder’s equity	716	8,620		2,101	(10,721)	716

Total Liabilities and Stockholder’s Equity	$10,560	$11,655		$3,340	$(15,537)	$10,018

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $250 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Balance Sheet June 30, 2013
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$192	$1		$$345	$—	$$538
Intercompany balances	—	2,753		713	(3,466)	—
Trade receivables, net	8	516	(b)	220	—	744
Prepaid expenses, taxes and other current assets	1,395	77		106	(1,340)	238

Total current assets	1,595	3,347		1,384	(4,806)	1,520
Property and equipment, net	—	546		269	—	815
Intangible assets, net	115	2,272		364	—	2,751
Deferred income taxes	37	—		—	(37)	—
Intercompany balances	251	5		78	(334)	—
Goodwill	—	3,468		1,042	—	4,510
Investment in subsidiaries	8,640	2,040		—	(10,680)	—

Total Assets	$10,638	$11,678		$3,137	$(15,857)	$9,596

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$384	$1		$7	$—	$$392
Intercompany balances	3,466	—		—	(3,466)	—
Accounts payable and other current liabilities	62	2,035		546	(1,340)	1,303

Total current liabilities	3,912	2,036		553	(4,806)	1,695
Long-term debt	5,908	2		204	—	6,114
Intercompany debt	83	—		251	(334)	—
Deferred and other income taxes	91	951		45	(37)	1,050
Other liabilities	—	49		44	—	93

Total liabilities	9,994	3,038		1,097	(5,177)	8,952

Total stockholder’s equity	644	8,640		2,040	(10,680)	644

Total Liabilities and Stockholder’s Equity	$10,638	$11,678		$3,137	$(15,857)	$9,596

(b)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$732	$426	$(86)	$1,072

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	24	522	337	(86)	797
Depreciation	—	48	22	—	70
Amortization of acquisition-related intangible assets	—	85	15	—	100

Total costs and expenses	24	655	374	(86)	967

Operating income (loss)	(24)	77	52	—	105
Net interest income (expense)	(95)	—	(6)	—	(101)
Equity in earnings of unconsolidated subsidiaries (c)	44	13	—	(57)	—
Other income (expense)	(36)	—	—	—	(36)

Income (loss) from continuing operations before income taxes	(111)	90	46	(57)	(32)
Benefit from (provision for) income taxes	97	(47)	(26)	—	24

Income (loss) from continuing operations	(14)	43	20	(57)	(8)
Income (loss) from discontinued operations, net of tax	6	1	(7)	—	—

Net income (loss)	(8)	44	13	(57)	(8)

Comprehensive income (loss)	$(49)	$14	$(9)	$(5)	$(49)

(c)	The Supplemental Condensed Consolidating Schedule of Comprehensive Income for Parent Company and Guarantor Subsidiaries for the three months ended June 30, 2012 has been revised to present all equity in earnings of unconsolidated subsidiaries in a single caption within Other income (expense). The portion of equity in earnings of unconsolidated subsidiaries which related to the investees’ income (loss) from discontinued operations had previously been presented separately in the Income (loss) from discontinued operations, net of tax caption for the Parent Company and Guarantor Subsidiaries. This revision has also been reflected in the Net income (loss) and Income (loss) from discontinued operations captions in the Supplemental Condensed Consolidating Schedule of Cash Flows for Parent Company and Guarantor Subsidiaries for the same periods.

While these revisions have no impact on the previously reported Net Income or total cash flows from operations of the Parent Company or Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Parent Company in 2012, Equity in earnings of unconsolidated subsidiaries changed from $50 million to $44 million; Income (loss) from continuing operations changed from $(8) million to $(14) million; and Income (loss) from discontinued operations, net of tax changed from $- million to $6 million. For the Guarantor Subsidiaries in 2012, Equity in earnings of unconsolidated subsidiaries changed from $20 million to $13 million; Income (loss) from continuing operations changed from $50 million to $43 million; and Income (loss) from discontinued operations, net of tax changed from $(6) million to $1 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Schedule of Comprehensive Income or the Supplemental Condensed Consolidating Schedule of Cash Flows for any period.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$708	$418	$(98)	$1,028

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	26	511	316	(98)	755
Depreciation	—	51	25	—	76
Amortization of acquisition-related intangible assets	—	70	16	—	86

Total costs and expenses	26	632	357	(98)	917

Operating income (loss)	(26)	76	61	—	111
Net interest income (expense)	(91)	(1)	(6)	—	(98)
Equity in earnings of unconsolidated subsidiaries	94	47	—	(141)	—
Other income (expense)	—	—	(2)	—	(2)

Income (loss) from continuing operations before income taxes	(23)	122	53	(141)	11
Benefit from (provision for) income taxes	38	(28)	(6)	—	4

Income (loss) from continuing operations	15	94	47	(141)	15
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	15	94	$47	(141)	15

Comprehensive income (loss)	$11	$87	$40	$(127)	$11

	Supplemental Condensed Consolidating Schedule of Comprehensive Income
(in millions)	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,445	$824	$(173)	$2,096

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	49	1,056	665	(173)	1,597
Depreciation	—	96	45	—	141
Amortization of acquisition-related intangible assets	—	169	32	—	201

Total costs and expenses	49	1,321	742	(173)	1,939

Operating income (loss)	(49)	124	82	—	157
Net interest income (expense)	(209)	—	(14)	—	(223)
Equity in earnings of unconsolidated subsidiaries (d)	204	40	—	(244)	—
Other income (expense)	(51)	—	2	—	(49)

Income (loss) from continuing operations before income taxes	(105)	164	70	(244)	(115)
Benefit from (provision for) income taxes	107	(50)	(26)	—	31

Income (loss) from continuing operations	2	114	44	(244)	(84)
Income (loss) from discontinued operations, net of tax	225	90	(4)	—	311

Net income (loss)	227	204	40	(244)	227

Comprehensive income (loss)	$222	$199	$40	$(239)	$222

(d)	The Supplemental Condensed Consolidating Schedule of Comprehensive Income for Parent Company and Guarantor Subsidiaries for the six months ended June 30, 2012 has been revised to present all equity in earnings of unconsolidated subsidiaries in a single caption within Other income (expense). The portion of equity in earnings of unconsolidated subsidiaries which related to the investees’ income (loss) from discontinued operations had previously been presented separately in the Income (loss) from discontinued operations, net of tax caption for the Parent Company and Guarantor Subsidiaries. This revision has also been reflected in the Net income (loss) and Income (loss) from discontinued operations captions in the Supplemental Condensed Consolidating Schedule of Cash Flows for Parent Company and Guarantor Subsidiaries for the same periods.

While these revisions have no impact on the previously reported Net Income or total cash flows from operations of the Parent Company or Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Parent Company in 2012, Equity in earnings of unconsolidated subsidiaries changed from $117 million to $204 million; Income (loss) from continuing operations changed from $(85) million to $2 million; and Income (loss) from discontinued operations, net of tax changed from $312 million to $225 million. For the Guarantor Subsidiaries in 2012, Equity in earnings of unconsolidated subsidiaries changed from $43 million to $40 million; Income (loss) from continuing operations changed from $117 million to $114 million; and Income (loss) from discontinued operations, net of tax changed from $87 million to $90 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Schedule of Comprehensive Income or the Supplemental Condensed Consolidating Schedule of Cash Flows for any period.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,400	$799	$(176)	$2,023

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	49	1,020	641	(176)	1,534
Depreciation	—	100	49	—	149
Amortization of acquisition-related intangible assets	—	141	32	—	173

Total costs and expenses	49	1,261	722	(176)	1,856

Operating income (loss)	(49)	139	77	—	167
Net interest income (expense)	(192)	(1)	(13)	—	(206)
Equity in earnings of unconsolidated subsidiaries	135	55	—	(190)	—
Other income (expense)	(5)	—	(1)	—	(6)

Income (loss) from continuing operations before income taxes	(111)	193	63	(190)	(45)
Benefit from (provision for) income taxes	79	(58)	(8)	—	13

Income (loss) from continuing operations	(32)	135	55	(190)	(32)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	(32)	135	55	(190)	(32)

Comprehensive income (loss)	$(80)	$88	$14	$(102)	$(80)

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$227	$204	$40	$(244)	$227
Income (loss) from discontinued operations	225	90	(4)	—	311

Income (loss) from continuing operations	2	114	44	(244)	(84)
Non cash adjustments	(74)	202	73	244	445
Changes in operating assets and liabilities	(151)	30	(17)	—	(138)

Cash flow from (used in) continuing operations	(223)	346	100	—	223
Cash flow from (used in) discontinued operations	(240)	3	—	—	(237)

Cash flow from (used in) operations	(463)	349	100	—	(14)
Investment activities:
Intercompany transactions (e)	2,115	(223)	(121)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	—	(9)	—	(9)
Cash paid for property and equipment and software	—	(83)	(32)	—	(115)
Other investing activities	—	—	3	—	3

Cash provided by (used in) continuing operations	2,115	(306)	(159)	(1,771)	(121)
Cash provided by (used in) discontinued operations	—	1,742	—	—	1,742

Cash provided by (used in) investment activities	2,115	1,436	(159)	(1,771)	1,621
Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Intercompany dividends	—	—	—	—	—
Net repayments of long-term debt	(1,742)	—	—	—	(1,742)
Premium paid to retire debt	(27)	—	—	—	(27)
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(1,784)	(1,771)	—	1,771	(1,784)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(1,784)	(1,771)	—	1,771	(1,784)
Effect of exchange rate changes on cash	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	(132)	14	(56)	—	(174)
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$397	$(1)	$303	$—	$699

(e)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital, including the cash dividend of $1.8 billion from Guarantor Subsidiaries to Parent in connection with the sale of our Higher Education business.

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(32)	$135	$55	$(190)	$(32)
Income (loss) from discontinued operations	—	—	—	—	—

Income (loss) from continuing operations	(32)	135	55	(190)	(32)
Non cash adjustments	(84)	138	59	190	303
Changes in operating assets and liabilities	(96)	96	35	—	35

Cash flow from (used in) continuing operations	(212)	369	149	—	306
Cash flow from (used in) discontinued operations	—	—	—	—	—

Cash flow from (used in) operations	(212)	369	149	—	306
Investment activities:
Intercompany transactions	335	(228)	23	(130)	—
Cash paid for acquired businesses, net of cash acquired	—	(1)	—	—	(1)
Cash paid for property and equipment and software	—	(71)	(30)	—	(101)
Other investing activities	—	—	1	—	1

Cash provided by (used in) continuing operations	335	(300)	(6)	(130)	(101)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) investment activities	335	(300)	(6)	(130)	(101)
Financing activities:
Intercompany dividends of HE sale proceeds	—	—	—	—	—
Intercompany dividends	—	(65)	(65)	130	—
Net repayments of long-term debt	(136)	—	(50)	—	(186)
Premium paid to retire debt	—	—	—	—	—
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(151)	(65)	(115)	130	(201)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(151)	(65)	(115)	130	(201)
Effect of exchange rate changes on cash	—	—	(12)	—	(12)

Increase (decrease) in cash and cash equivalents	(28)	4	16	—	(8)
Beginning cash and cash equivalents	220	(3)	329	—	546

Ending cash and cash equivalents	$192	$1	$345	$—	$538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and presumes that readers are familiar with the discussion and analysis in that filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related notes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SunGard, which are materially the same as the results of operations and financial condition of SCC and SCCII. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

Except as otherwise noted, all explanations below exclude the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present this constant currency information, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior-year period rather than the actual exchange rates in effect during the current-year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency. Also, percentages may not add due to rounding.

We evaluate our performance using both GAAP and non-GAAP measures. Our primary non-GAAP measure is Internal Adjusted EBITDA, whose corresponding GAAP measure is income from continuing operations before income taxes (see Note 10 of Notes to Consolidated Financial Statements). Internal Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation and amortization,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

We believe Internal Adjusted EBITDA is an effective tool to measure our operating performance since it excludes non-cash items and certain variable charges. We use Internal Adjusted EBITDA extensively to measure both SunGard and its reportable segments within the Company and also to report our results to our board of directors.

While Internal Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to our reported GAAP results. Also, Internal Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Internal Adjusted EBITDA is similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement (as defined above) for purposes of our debt covenants.

Results of Operations:

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, certain supplemental revenue data and the percentage change in those amounts from period to period (in millions).

Revenue:

Three Months Ended June 30, 2013	FS	AS	PS&E	Total
Total revenue	$632	$344	$52	$1,028
Year to year revenue change	(6)%	(2)%	2%	(4)%
Year to year revenue change at constant currency	(6)%	(1)%	2%	(4)%
Services	$563	$337	$44	$944
Year to year services revenue change	(3)%	(3)%	1%	(3)%
Year to year services revenue change at constant currency	(3)%	(2)%	1%	(3)%
License and resale fees	$60	$1	$7	$68
Year to year license and resale fees revenue change	(21)%	(18)%	8%	(18)%
Year to year license and resale fees revenue change at constant currency	(22)%	(18)%	8%	(19)%
Reimbursable expenses	$9	$6	$1	$16
Year to year reimbursable expenses revenue change	(23)%	52%	8%	(2)%
Year to year reimbursable expenses revenue change at constant currency	(23)%	54%	8%	(2)%

Three Months Ended June 30, 2012	FS	AS	PS&E	Total
Total revenue	$670	$351	$51	$1,072
Services	583	346	44	973
License and resale fees	76	1	7	84
Reimbursable expenses	11	4	—	15

Total SunGard reported revenue decreased $44 million or 4% for the three months ended June 30, 2013 compared to the second quarter of 2012. On a constant currency basis, revenue decreased $42 million, or 4%. The $42 million decrease is due mainly to a $17 million decrease in FS software license revenue, a combined $13 million decrease in FS and AS professional services revenue, a $7 million decrease in AS recovery services and a $6 million decrease in FS managed services revenue.

Financial Systems segment:

FS reported revenue and constant-currency revenue both decreased $38 million, or 6%, in the second quarter of 2013 from the prior year period. Software license and resale fees were $60 million and decreased $16 million, or 22%, year to year on a constant-currency basis. Software license and resale fees more than doubled from first quarter 2013 levels, but declined versus second quarter 2012 levels, which was marked by very strong sales. The decline in license sales reflects, to some degree, cautious spending patterns in some of our largest customers. Services revenue was impacted by a change in the mix to renewals of licenses which typically carry less professional services, and cautious spending patterns as customers were unwilling to take on large new projects. Moreover, certain customer losses, in some cases due to bankruptcies and mergers, impacted services revenue. In many instances, these customer losses occurred shortly after the financial crisis of 2008. However, migration from SunGard systems took multiple years to execute. We expect this attrition to mitigate as the financial services industry recovers. These trends were partially offset by a $4 million increase from the fourth quarter 2012 acquisition of a business.

Availability Services segment:

AS reported revenue decreased $7 million, or 2%, in the second quarter of 2013 from the prior year period. On a constant currency basis, revenue decreased $5 million, or 1%, in the quarter. Our recovery services revenue has been declining due to customers shifting from traditional backup and recovery solutions to either in-house solutions, or disk-based, cloud-based or managed recovery solutions. In this environment, we have introduced the Managed Recovery Program (“MRP”), which brings SunGard’s expertise to our customers’ disaster recovery operations. Also, in managed services, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future. As a result, in North America, which accounts for approximately 75% of our AS business, revenue decreased 4%, due primarily to decreases in recovery services and professional services revenue. Revenue in Europe, mostly from our U.K. operations, increased 6%, primarily as a result of a significant new managed services contract, and was partly offset by a decrease in recovery services revenue.

Public Sector & Education segment:

PS&E reported revenue and constant currency revenue increased $1 million, or 2%, for the three months ended June 30, 2013, from the corresponding period in 2012. Reported revenue from license and resale fees grew 8% from the prior-year period driven by customer acceptance of new solutions.

Operating Income and Operating Margin:

The tables below set forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period (in millions).

Three Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$632	$344	$52	$1,028	$—	$1,028
Internal Adjusted EBITDA	178	112	18	308	(11)	297
Internal Adjusted EBITDA margin	28.2%	32.5%	32.9%	29.9%	(1.0)%	28.9%
Internal Adjusted EBITDA margin at constant currency	27.8%	32.5%	32.9%	29.7%	(1.0)%	28.6%
Year to year revenue change	(6)%	(2)%	2%	(4)%	—%	(4)%
Year to year Internal Adjusted EBITDA change	—%	(5)%	12%	(1)%	6%	(1)%
Year to year revenue change at constant currency	(6)%	(1)%	2%	(4)%	—%	(4)%
Year to year Internal Adjusted EBITDA change at constant currency	(1)%	(5)%	12%	(2)%	6%	(2)%

Three Months Ended June 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$670	$351	$51	$1,072	$—	$1,072
Internal Adjusted EBITDA	178	118	16	312	(11)	301
Internal Adjusted EBITDA margin	26.6%	33.7%	30.0%	29.1%	(1.1)%	28.0%

Reconciliation of Internal Adjusted EBITDA to operating income:

	Three Months Ended
	June 30, 2012	June 30, 2013
Internal Adjusted EBITDA	$301	$297
Depreciation (1)	(70)	(76)
Amortization of acquisition-related intangible assets	(100)	(86)
Severance and facility closure costs	(7)	(3)
Stock compensation expense	(9)	(12)
Management fees	(4)	(3)
Other costs (included in operating income)	(6)	(6)

Operating income	$105	$111

Operating income margin	9.8%	10.7%
Operating income margin at constant currency		10.5%

Depreciation and amortization and capital expenditures by segment follow (in millions):

Three Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$20	$32	$2	$54	$1	$55
Depreciation(1)	23	51	1	75	1	76
Amortization of acquisition-related intangible assets	44	38	4	86	—	86

Three Months Ended June 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$23	$30	$2	$55	$—	$55
Depreciation(1)	20	48	2	70	—	70
Amortization of acquisition-related intangible assets	53	43	4	100	—	100

(1)	Includes amortization of capitalized software.

Our total operating margin was 10.5% for the three months ended June 30, 2013, compared to 9.8% for the three months ended June 30, 2012. The more significant factors impacting the 0.7 margin point improvement are the following:

•

The improvement in the FS Internal Adjusted EBITDA margin increased the total operating margin by 0.2 points primarily due to the $10 million change in estimate for vacation liabilities as described in Note 10 of Notes to Consolidated Financial Statements, lower employment-related expenses due to 2012 restructuring actions and a shift in the revenue mix toward higher margin software from professional services, partially offset by a decrease in software license fees;

•

The decline in the AS Internal Adjusted EBITDA margin decreased the total operating margin by 0.5 points due primarily to the decrease in recovery services revenue in North America and increased costs related to new customer start-up in Europe;

•

The decrease in amortization of acquisition-related intangible assets increased margin by 1.3 points, or $14 million, due primarily to the $15 million impact of software and customer base intangible assets that were fully amortized in 2012;

•	The increase in depreciation as a result of higher capitalized software decreased margin by 0.6 points;

•	A decrease in severance and facility closure costs improved margin by 0.3 points; and

•	The increase in stock compensation expense decreased margin by 0.3 points.

Segment Internal Adjusted EBITDA:

Financial Systems segment:

The FS Internal Adjusted EBITDA margin was 27.8% and 26.6% for the three months ended June 30, 2013 and 2012, respectively. The more significant factors impacting the 1.2 margin point improvement are the $10 million change in estimate for vacation liabilities; a change in the revenue mix to higher margin software and services from lower margin professional services; reduced labor and facility costs as a result of 2012 restructuring actions; and an increase in capitalized software development costs; partially offset by a decrease in software license fees.

Availability Services segment:

The AS Internal Adjusted EBITDA margin was 32.5% and 33.7% for the three months ended June 30, 2013 and 2012, respectively. In North America, margin decreased by 0.5 points due to a decrease in traditional recovery services revenue and investments made in MRP, which were partially offset by lower data network costs and lower employment-related costs. In our European business, margins decreased by 1.1 points reflecting start-up costs for a new managed services customer contract.

Public Sector & Education segment:

The PS&E Internal Adjusted EBITDA margin was 32.9% and 30.0% for the three months ended June 30, 2013 and 2012, respectively, and Internal Adjusted EBITDA increased $2 million. The $2 million increase resulted from customer acceptance of new solutions and lower employment-related and facilities costs.

Non-operating Expenses:

Interest expense was $98 million and $101 million for the three months ended June 30, 2013 and 2012, respectively. The $3 million decrease in interest expense was due primarily to lower interest rates from refinancing the Company’s senior subordinated notes in November 2012, partially offset by higher average debt outstanding primarily as a result of the December 2012 $720 million tranche D term loan borrowing.

Loss on extinguishment of debt was $0 in the second quarter of 2013 compared to $36 million for the three months ended June 30, 2012. The 2012 loss on extinguishment was due to the April 2012 repayment of $500 million, 10.625% senior notes due 2015 (“2015 Notes”).

The effective income tax rates for the three months ended June 30, 2013 and 2012 were (40)% and 77%, respectively. The Company’s effective tax rate reflects changes in the jurisdictional mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. Changes in the mix or the total amount of income for 2013 may significantly impact the estimated effective income tax rate for the year. Included in the benefit recorded in tax expense for the second quarter of 2013 results is a discrete item of $9 million related to a benefit associated with a tax accounting method change related to certain lease-related reserves.

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $47 million and $60 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in accreted dividends is due to the declaration and payment of a dividend in December 2012, partially offset by compounding.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, certain supplemental revenue data and the percentage change in those amounts from period to period (in millions).

Revenue:

Six Months Ended June 30, 2013	FS	AS	PS&E	Total
Total revenue	$1,232	$689	$102	$2,023
Year to year revenue change	(4)%	(2)%	—%	(4)%
Year to year revenue change at constant currency	(4)%	(2)%	—%	(3)%
Services	$1,129	$677	$87	$1,893
Year to year services revenue change	(3)%	(2)%	—%	(3)%
Year to year services revenue change at constant currency	(3)%	(2)%	—%	(2)%
License and resale fees	$87	$1	$13	$101
Year to year license and resale fees revenue change	(13)%	(4)%	(1)%	(12)%
Year to year license and resale fees revenue change at constant currency	(14)%	(4)%	(1)%	(12)%
Reimbursable expenses	$16	$11	$2	$29
Year to year reimbursable expenses revenue change	(28)%	—%	8%	(17)%
Year to year reimbursable expenses revenue change at constant currency	(28)%	2%	8%	(17)%

Six Months Ended June 30, 2012	FS	AS	PS&E	Total
Total revenue	$1,288	$706	$102	$2,096
Services	1,166	694	87	1,947
License and resale fees	100	1	14	115
Reimbursable expenses	22	11	1	34

Total SunGard reported revenue decreased $73 million or 4% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. On a constant currency basis, revenue decreased $68 million, or 3%. The $68 million decrease is due mainly to a combined $26 million decrease in FS and AS professional services revenue, a $15 million decrease in AS recovery services, a $14 million decrease in FS software license revenue and an $10 million decrease in FS managed services revenue.

Financial Systems segment:

FS reported revenue decreased $56 million, or 4%, in the six months ended June 30, 2013 from the prior year period and decreased $54 million, or 4%, on a constant-currency basis. Software license and resale fees were $87 million and decreased $13 million, or 14%, year to year on a constant-currency basis, primarily due to a strong sales performance in the second quarter of 2012. The decline in license sales reflects, to some degree, cautious spending patterns in some of our largest customers. Services revenue was also impacted by a change in the mix to renewals of licenses which typically carry less professional services, and cautious spending patterns as customers were unwilling to take on large new projects. Moreover, certain customer losses, in some cases due to bankruptcies and mergers, impacted services revenue. In many instances, these losses occurred shortly after the financial crisis of 2008. However, migration from SunGard systems took multiple years to execute. We expect this attrition to mitigate as the financial services industry recovers. These trends were partially offset by a $7 million increase from the fourth quarter 2012 acquisition of a business.

Despite the overall decline in revenue, emerging markets revenue grew double-digits in the first half of 2013 as customers continue to demand the world-class software and services that SunGard provides. Emerging markets revenue now comprises over 10% of total FS revenue. Emerging markets include China, India and countries located in Latin America, Central and Eastern Europe, Middle East, Africa and Southeast Asia.

Availability Services segment:

AS reported revenue decreased $17 million, or 2%, in the six months ended June 30, 2013 from the prior year period. On a constant currency basis, revenue decreased $14 million, or 2%. In North America, which accounts for approximately 75% of our AS business, revenue decreased 4%, due primarily to a decline in recovery and professional services. In Europe, mainly within our U.K. operations, revenue increased 4%, primarily as a result of a significant new managed services contract, and was partly offset by a decrease in recovery services revenue.

Public Sector & Education segment:

PS&E reported revenue and constant currency revenue was unchanged for the six months ended June 30, 2013 from the corresponding period in 2012.

Operating Income and Operating Margin:

The tables below set forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period (in millions).

Six Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$1,232	$689	$102	$2,023	$—	$2,023
Internal Adjusted EBITDA	308	217	32	557	(24)	533
Internal Adjusted EBITDA margin	25.0%	31.5%	31.1%	27.5%	(1.2)%	26.4%
Internal Adjusted EBITDA margin at constant currency	24.6%	31.5%	31.1%	27.3%	(1.2)%	26.1%
Year to year revenue change	(4)%	(2)%	—%	(4)%		(4)%
Year to year Internal Adjusted EBITDA change	1%	(6)%	(1)%	(2)%	5%	(2)%
Year to year revenue change at constant currency	(4)%	(2)%	—%	(3)%		(3)%
Year to year Internal Adjusted EBITDA change at constant currency	—%	(5)%	(1)%	(2)%	4%	(2)%

Six Months Ended June 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$1,288	$706	$102	$2,096	$—	$2,096
Internal Adjusted EBITDA	304	231	32	567	(25)	542
Internal Adjusted EBITDA margin	23.6%	32.7%	31.3%	27.0%	(1.2)%	25.8%

Reconciliation of Internal Adjusted EBITDA to operating income:

	Six Months Ended
	June 30, 2012	June 30, 2013
Internal Adjusted EBITDA	$542	$533
Depreciation (1)	(141)	(149)
Amortization of acquisition-related intangible assets	(201)	(173)
Severance and facility closure costs	(9)	(6)
Stock compensation expense	(20)	(23)
Management fees	(6)	(5)
Other costs (included in operating income)	(8)	(10)

Operating income	$157	$167

Operating income margin	7.5%	8.2%
Operating income margin at constant currency		8.1%

Depreciation and amortization and capital expenditures by segment follow (in millions):

Six Months Ended June 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$41	$55	$4	$100	$1	$101
Depreciation(1)	45	100	3	148	1	149
Amortization of acquisition-related intangible assets	88	77	8	173	—	173

Six Months Ended June 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$43	$68	$4	$115	$—	$115
Depreciation(1)	41	96	4	141	—	141
Amortization of acquisition-related intangible assets	106	86	9	201	—	201

(1)	Includes amortization of capitalized software.

Our total operating margin was 8.1% for the six months ended June 30, 2013, compared to 7.5% for the six months ended June 30, 2012. The more significant factors impacting the 0.6 margin point improvement are the following:

•

The improvement in FS Internal Adjusted EBITDA increased total operating margin by 0.2 points primarily due to the $10 million change in estimate for vacation liabilities as described in Note 10 of Notes to Consolidated Financial Statements, lower employment-related expenses due to 2012 restructuring actions and a shift in the revenue mix toward higher margin software from professional services, partially offset by a decrease in software license fees;

•

The decline in the AS Internal Adjusted EBITDA margin decreased the total operating margin by 0.5 points due primarily to the decrease in recovery services revenue in North America and increased costs related to new customer start-up in Europe;

•

The decrease in amortization of acquisition-related intangible assets increased margin by 1.3 points, or $28 million, due primarily to the $29 million impact of software and customer base intangible assets that were fully amortized in 2012; and

•	An increase in depreciation as a result of higher capitalized software in 2012 and 2013 decreased margin by 0.4 points.

Segment Internal Adjusted EBITDA:

Financial Systems segment:

The FS Internal Adjusted EBITDA margin was 24.6% and 23.6% for the six months ended June 30, 2013 and 2012, respectively. The more significant factors impacting the 1.0 margin point improvement are the $10 million change in estimate for vacation liabilities; a change in the revenue mix to higher margin software and services from lower margin professional services; reduced labor and facility costs, partially as a result of our 2012 restructuring actions; and an increase in capitalized software development costs; partially offset by a decrease in software license fees.

Availability Services segment:

The AS Internal Adjusted EBITDA margin was 31.5% and 32.7% for the six months ended June 30, 2013 and 2012, respectively. In North America, margin decreased by 0.4 points due to a decrease in traditional recovery services revenue and investments made in MRP, which were partially offset by lower data network costs and lower employment-related costs. In our European business, margins decreased by 1.2 points reflecting start-up costs for a new managed services customer contract.

Public Sector & Education segment:

The PS&E Internal Adjusted EBITDA margin was 31.1% and 31.3% for the six months ended June 30, 2013 and 2012, respectively. The Internal Adjusted EBITDA margin decreased by 0.2 points due to an increase in external services expense reflecting a benefit received in the first half 2012, partially offset by lower sales incentives.

Non-operating Expenses:

Interest expense was $206 million and $223 million for the six months ended June 30, 2013 and 2012, respectively. The $17 million decrease in interest expense was due primarily to lower interest rates from refinancing the Company’s senior subordinated notes in November 2012 and lower average outstanding debt from the early extinguishment of the 2015 Notes in April 2012 and the December 2012 prepayment of the incremental term loan, partially offset by the December 2012 $720 million tranche D term loan borrowing.

Loss on extinguishment of debt was $5 million and $51 million for the six months ended June 30, 2013 and 2012, respectively. The loss on extinguishment of debt in 2013 includes the loss related to the March 2013 refinance of $2.2 billion of term loans. The loss on extinguishment of debt in 2012 includes the loss related to the January 2012 repayment of $1.22 billion of term loans and the early extinguishment of the 2015 Notes.

The effective income tax rates for the six months ended June 30, 2013 and 2012 were 29% and 27%, respectively. The Company’s effective tax rate reflects changes in the jurisdictional mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. Changes in the mix or the total amount of income for 2013 may significantly impact the estimated effective income tax rate for the year. Included in the benefit recorded in tax expense for the year to date June 30, 2013 results is a discrete item of $9 million related to a benefit associated with a tax accounting method change related to certain lease-related reserves.

Accreted dividends on SCCII’s cumulative preferred stock were $72 million and $122 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in accreted dividends is due to the declaration and payment of a dividend in December 2012, partially offset by compounding.

Liquidity and Capital Resources:

At June 30, 2013, our liquidity was $1.40 billion, comprised of cash and equivalents of $538 million, a decrease of $8 million from December 31, 2012, capacity under our revolving credit facility of $827 million and capacity under our receivables facility of $36 million. Included in cash and cash equivalents at June 30, 2013 is $187 million invested in money market accounts in the United States. Cash flow from continuing operations was $306 million in the six months ended June 30, 2013 compared to $223 million in the six months ended June 30, 2012. Cash flow from continuing operations increased $57 million due to improved collections of accounts receivable and improved payables management. Cash flow also improved due to $45 million in lower interest payments reflecting lower average interest rates partially offset by higher average debt outstanding.

Net cash used by continuing operations in investing activities was $101 million in the six months ended June 30, 2013, comprised of cash paid for property and equipment, and software. Net cash used by continuing operations in investing activities was $121 million in the six months ended June 30, 2012, comprised mainly of cash paid for property and equipment, and software and one business acquired in our FS segment. In January 2012, we sold our HE business for gross proceeds of approximately $1.775 billion less applicable taxes and fees.

Net cash used by continuing operations in financing activities was $201 million for the six months ended June 30, 2013, primarily related to refinancing $2.2 billion of term loans and additional repayments of $109 million of term loans and $50 million of our receivables facility revolver borrowings. Net cash used by continuing operations in financing activities was $1.78 billion for the six months ended June 30, 2012, primarily related to repayments of $1.22 billion of term loans resulting from the sale of HE and $527 million related to the early retirement of the 2015 Notes.

We expect our available cash balances and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Covenant Compliance

In connection with the March 2013 senior secured credit agreement amendment, we removed the financial maintenance covenants for the term loan facility and modified the financial maintenance covenants for the senior secured revolving credit facility. As amended, the financial maintenance covenant is applicable at quarter end only if there is an amount outstanding under the revolving credit facility that is greater than or equal to 15% of the total revolving commitments (see footnote 1 below for further details). If applicable, the financial maintenance covenant allows a maximum total leverage ratio of 5.75x at the end of such quarter.

If the financial maintenance covenant in the revolving credit facility were to apply and we failed to satisfy such covenant, then a default solely of the revolving credit facility would occur. If the revolving credit lenders fail to waive such default, then the revolving credit lenders could elect (upon a determination by a majority of the revolving credit lenders) to terminate their commitments and declare all amounts borrowed under the revolving credit facility due and payable. If this happens, all amounts borrowed under the senior secured term loan facilities would be due and payable as well. This acceleration would also result in a default under the indentures.

Under the indentures governing SunGard’s senior notes due 2018 and 2020 and senior subordinated notes due 2019 and SunGard’s senior secured credit agreement, our ability to incur additional indebtedness, make investments and pay dividends remains tied to a leverage or fixed charge ratio based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants. Adjusted EBITDA is similar, but not identical, to Internal Adjusted EBITDA which we use to measure performance of our business and our segments.

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2012	2013	2012	2013	2013
Income (loss) from continuing operations	$(8)	$15	$(84)	$(32)	$(345)
Interest expense, net	101	98	223	206	410
Taxes	(24)	(4)	(31)	(13)	(20)
Depreciation and amortization	170	162	342	322	652

EBITDA	239	271	450	483	697
Goodwill impairment charge	—	—	—	—	385
Purchase accounting adjustments (a)	3	2	5	4	8
Non-cash charges (b)	9	13	20	23	43
Restructuring and other (c)	9	12	13	19	69
Acquired EBITDA, net of disposed EBITDA (d)	1	—	1	—	1
Loss on extinguishment of debt (e)	36	—	51	5	36

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$297	$298	$540	$534	$1,239

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate or exit certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 12 of Notes to Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Loss on extinguishment of debt includes the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our US$-denominated term loans and the April 2012 retirement of the 2015 Notes, the December 2012 repayment of $217 million of US$-denominated term loans and the March 2013 refinance of $2.2 billion of term loans and repayment of $109 million of term loans.

The covenant requirements and actual ratios for the twelve months ended June 30, 2013 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	5.75x	4.70x
Senior notes due 2018 and 2020 and senior subordinated notes due 2019 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.53x

(1)	If on the last day of any four consecutive fiscal quarters our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 15% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 5.75x. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of June 30, 2013, we had $3.44 billion outstanding under the term loan facilities and available commitments of $827 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

Certain Risks and Uncertainties

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward- looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: global economic and market conditions; the condition of the financial services industry, including the effect of any further consolidation among financial services firms; our high degree of debt-related leverage; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with broker/dealer operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; the integration and performance of acquired businesses; the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents; a material weakness in our internal controls; and unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short- term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At June 30, 2013, we had total debt of $6.51 billion, including $3.64 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $500 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $100 million effectively fix our interest rates at 1.86%. Our remaining variable rate debt of $3.14 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $31 million per year. Upon the expiration of the interest rate swap agreements in February 2017 and June 2019, a 1% change in interest rates would result in a change in interest of approximately $35 million and $36 million per year, respectively.

Item 4. Controls and Procedures:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information:

Item 1. Legal Proceedings: We are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

Item 1A. Risk Factors: There have been no material changes to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Mine Safety Disclosures: None.

Item 5. Other Information:

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Because of the broad definition of “affiliate” in Rule 12b-2 of the Securities Exchange Act of 1934, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that affiliates of one of our Sponsors, The Blackstone Group L.P., has included information in its Quarterly Report on Form 10-Q, as required by Section 13(r) of the Exchange Act, regarding activities of its portfolio companies. These disclosures are reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in that filing. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.

Item 6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP.II SUNGARD DATA SYSTEMS INC.

Dated: August 9, 2013	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and June 30, 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2013 and (iv) Notes to Consolidated Financial Statements.