Form 10-Q
period 2013-09-30
SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II; SUNGARD DATA SYSTEMS INC
filed 2013-11-06
CIK 1337272, 1337274, 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

SunGard Capital Corp.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
SunGard Capital Corp. II	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
SunGard Data Systems Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes	☐	No	☒
SunGard Capital Corp. II	Yes	☐	No	☒
SunGard Data Systems Inc.	Yes	☐	No	☒

The number of shares of the registrants’ common stock outstanding as of September 30, 2013:

SunGard Capital Corp.	256,905,469 shares of Class A common stock and 28,545,050 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	September 30, 2013
Assets
Current:
Cash and cash equivalents	$546	$689
Trade receivables, less allowance for doubtful accounts of $30 and $25	781	593
Earned but unbilled receivables	119	122
Prepaid expenses and other current assets	230	228

Total current assets	1,676	1,632
Property and equipment, less accumulated depreciation of $1,509 and $1,683	874	812
Software products, less accumulated amortization of $1,649 and $1,782	411	326
Customer base, less accumulated amortization of $1,481 and $1,640	1,367	1,205
Other intangible assets, less accumulated amortization of $27 and $24	132	125
Trade name	1,019	1,019
Goodwill	4,539	4,545

Total Assets	$10,018	$9,664

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$63	$342
Accounts payable	32	34
Accrued compensation and benefits	297	253
Accrued interest expense	41	89
Other accrued expenses	238	212
Deferred revenue	836	773

Total current liabilities	1,507	1,703
Long-term debt	6,599	6,106
Deferred and other income taxes	1,127	1,032
Other long-term liabilities	95	118

Total liabilities	9,328	8,959

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	26	34
Class L common stock subject to a put option	45	52
Class A common stock subject to a put option	5	4
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $6,154 million and $6,813 million; 50,000,000 shares authorized, 29,027,610 and 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,251,822 and 261,565,118 shares issued	—	—
Capital in excess of par value	2,483	2,488
Treasury stock, 541,886 and 517,371 shares of Class L common stock; and 4,880,305 and 4,659,649 shares of Class A common stock	(50)	(46)
Accumulated deficit	(3,391)	(3,521)
Accumulated other comprehensive income (loss)	(3)	1

Total SunGard Capital Corp stockholders’ equity (deficit)	(961)	(1,078)
Noncontrolling interest in preferred stock of SCCII	1,575	1,693

Total equity	614	615

Total Liabilities and Equity	$10,018	$9,664

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Services	$969	$951	$2,916	$2,844
License and resale fees	53	65	168	166

Total products and services	1,022	1,016	3,084	3,010
Reimbursed expenses	13	12	47	41

Total revenue	1,035	1,028	3,131	3,051

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	430	423	1,316	1,284
Sales, marketing and administration	237	232	751	716
Product development and maintenance	98	96	295	285
Depreciation	70	73	211	222
Amortization of acquisition-related intangible assets	94	82	295	255
Goodwill impairment charge	385	—	385	—

Total costs and expenses	1,314	906	3,253	2,762

Operating income (loss)	(279)	122	(122)	289
Interest income	1	1	1	1
Interest expense and amortization of deferred financing fees	(102)	(96)	(325)	(302)
Loss on extinguishment of debt	—	(1)	(51)	(6)
Other income (expense)	—	—	2	(1)

Income (loss) from continuing operations before income taxes	(380)	26	(495)	(19)
Benefit from (provision for) income taxes	13	(3)	44	10

Income (loss) from continuing operations	(367)	23	(451)	(9)
Income (loss) from discontinued operations, net of tax	5	—	316	—

Net income (loss)	(362)	23	(135)	(9)
Income attributable to the noncontrolling interest (including $- million, $1 million, $- million and $2 million in temporary equity)	(64)	(49)	(186)	(121)

Net income (loss) attributable to SunGard Capital Corp	(426)	(26)	(321)	(130)

Other comprehensive income (loss):
Foreign currency translation, net	27	54	16	10
Unrealized gain (loss) on derivative instruments, net of tax	5	(1)	11	—
Other, net of tax	—	(1)	—	(6)

Other comprehensive income (loss), net of tax	32	52	27	4

Comprehensive income (loss)	(330)	75	(108)	(5)
Comprehensive income (loss) attributable to the noncontrolling interest	(64)	(49)	(186)	(121)

Comprehensive income (loss) attributable to SunGard Capital Corp	$(394)	$26	$(294)	$(126)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flow from operations:
Net income (loss)	$(135)	$(9)
Income (loss) from discontinued operations	316	—

Income (loss) from continuing operations	(451)	(9)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	506	477
Goodwill impairment charge	385	—
Deferred income tax provision (benefit)	(29)	(106)
Stock compensation expense	29	35
Amortization of deferred financing costs and debt discount	26	30
Loss on extinguishment of debt	51	6
Other noncash items	(1)	2
Accounts receivable and other current assets	157	176
Accounts payable and accrued expenses	(169)	14
Deferred revenue	(78)	(59)

Cash flow from (used in) continuing operations	426	566
Cash flow from (used in) discontinued operations	(340)	—

Cash flow from (used in) operations	86	566

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(10)	(1)
Cash paid for property and equipment, and software	(173)	(160)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(180)	(160)
Cash provided by (used in) discontinued operations	1,758	—

Cash provided by (used in) investment activities	1,578	(160)

Financing activities:
Cash received from borrowings, net of fees	(17)	2,173
Cash used to repay debt	(1,727)	(2,419)
Premium paid to retire debt	(27)	—
Cash used to purchase treasury stock	(9)	(7)
Other financing activities	(10)	(8)

Cash provided by (used in) continuing operations	(1,790)	(261)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,790)	(261)

Effect of exchange rate changes on cash	5	(2)

Increase (decrease) in cash and cash equivalents	(121)	143
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$752	$689

Supplemental information:
Interest paid	$321	$223

Income taxes paid, net of refunds of $7 million and $13 million, respectively	$397	$64

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	September 30, 2013
Assets
Current:
Cash and cash equivalents	$546	$689
Trade receivables, less allowance for doubtful accounts of $30 and $25	781	593
Earned but unbilled receivables	119	122
Prepaid expenses and other current assets	230	228

Total current assets	1,676	1,632
Property and equipment, less accumulated depreciation of $1,509 and $1,683	874	812
Software products, less accumulated amortization of $1,649 and $1,782	411	326
Customer base, less accumulated amortization of $1,481 and $1,640	1,367	1,205
Other intangible assets, less accumulated amortization of $27 and $24	132	125
Trade name	1,019	1,019
Goodwill	4,539	4,545

Total Assets	$10,018	$9,664

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$63	$342
Accounts payable	32	34
Accrued compensation and benefits	297	253
Accrued interest expense	41	89
Other accrued expenses	235	211
Deferred revenue	836	773

Total current liabilities	1,504	1,702
Long-term debt	6,599	6,106
Deferred and other income taxes	1,127	1,032
Other long-term liabilities	76	100

Total liabilities	9,306	8,940

Commitments and contingencies
Preferred stock subject to a put option	24	30
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,581 million and $1,703 million; 14,999,000 shares authorized, 10,048,018 and 10,060,069 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,492	3,501
Treasury stock, 187,576 and 179,089 shares	(30)	(28)
Accumulated deficit	(2,771)	(2,780)
Accumulated other comprehensive income (loss)	(3)	1

Total stockholders’ equity	688	694

Total Liabilities and Stockholders’ Equity	$10,018	$9,664

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Services	$969	$951	$2,916	$2,844
License and resale fees	53	65	168	166

Total products and services	1,022	1,016	3,084	3,010
Reimbursed expenses	13	12	47	41

Total revenue	1,035	1,028	3,131	3,051

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	430	423	1,316	1,284
Sales, marketing and administration	237	232	751	716
Product development and maintenance	98	96	295	285
Depreciation	70	73	211	222
Amortization of acquisition-related intangible assets	94	82	295	255
Goodwill impairment charge	385	—	385	—

Total costs and expenses	1,314	906	3,253	2,762

Operating income (loss)	(279)	122	(122)	289
Interest income	1	1	1	1
Interest expense and amortization of deferred financing fees	(102)	(96)	(325)	(302)
Loss on extinguishment of debt	—	(1)	(51)	(6)
Other income (expense)	—	—	2	(1)

Income (loss) from continuing operations before income taxes	(380)	26	(495)	(19)
Benefit from (provision for) income taxes	13	(3)	44	10

Income (loss) from continuing operations	(367)	23	(451)	(9)
Income (loss) from discontinued operations, net of tax	5	—	316	—

Net income (loss)	(362)	23	(135)	(9)

Other comprehensive income (loss):
Foreign currency translation, net	27	54	16	10
Unrealized gain (loss) on derivative instruments, net of tax	5	(1)	11	—
Other, net of tax	—	(1)	—	(6)

Comprehensive income (loss), net of tax	$(330)	$75	$(108)	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flow from operations:
Net income (loss)	$(135)	$(9)
Income (loss) from discontinued operations	316	—

Income (loss) from continuing operations	(451)	(9)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	506	477
Goodwill impairment charge	385	—
Deferred income tax provision (benefit)	(29)	(106)
Stock compensation expense	29	35
Amortization of deferred financing costs and debt discount	26	30
Loss on extinguishment of debt	51	6
Other noncash items	(1)	2
Accounts receivable and other current assets	157	176
Accounts payable and accrued expenses	(169)	17
Deferred revenue	(78)	(59)

Cash flow from (used in) continuing operations	426	569
Cash flow from (used in) discontinued operations	(340)	—

Cash flow from (used in) operations	86	569

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(10)	(1)
Cash paid for property and equipment, and software	(173)	(160)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(180)	(160)
Cash provided by (used in) discontinued operations	1,758	—

Cash used in investment activities	1,578	(160)

Financing activities:
Cash received from borrowings, net of fees	(17)	2,173
Cash used to repay debt	(1,727)	(2,419)
Premium paid to retire debt	(27)	—
Cash used to purchase treasury stock	(5)	(3)
Other financing activities	(14)	(15)

Cash provided by (used in) continuing operations	(1,790)	(264)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,790)	(264)

Effect of exchange rate changes on cash	5	(2)

Increase (decrease) in cash and cash equivalents	(121)	143
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$752	$689

Supplemental information:
Interest paid	$321	$223

Income taxes paid, net of refunds of $7 million and $13 million, respectively	$397	$64

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	September 30, 2013
Assets
Current:
Cash and cash equivalents	$546	$689
Trade receivables, less allowance for doubtful accounts of $30 and $25	781	593
Earned but unbilled receivables	119	122
Prepaid expenses and other current assets	230	228

Total current assets	1,676	1,632
Property and equipment, less accumulated depreciation of $1,509 and $1,683	874	812
Software products, less accumulated amortization of $1,649 and $1,782	411	326
Customer base, less accumulated amortization of $1,481 and $1,640	1,367	1,205
Other intangible assets, less accumulated amortization of $27 and $24	132	125
Trade name	1,019	1,019
Goodwill	4,539	4,545

Total Assets	$10,018	$9,664

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$63	$342
Accounts payable	32	34
Accrued compensation and benefits	297	253
Accrued interest expense	41	89
Other accrued expenses	238	214
Deferred revenue	836	773

Total current liabilities	1,507	1,705
Long-term debt	6,599	6,106
Deferred and other income taxes	1,120	1,025
Other long-term liabilities	76	100

Total liabilities	9,302	8,936

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,490	3,507
Accumulated deficit	(2,771)	(2,780)
Accumulated other comprehensive income (loss)	(3)	1

Total stockholder’s equity	716	728

Total Liabilities and Stockholder’s Equity	$10,018	$9,664

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Services	$969	$951	$2,916	$2,844
License and resale fees	53	65	168	166

Total products and services	1,022	1,016	3,084	3,010
Reimbursed expenses	13	12	47	41

Total revenue	1,035	1,028	3,131	3,051

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	430	423	1,316	1,284
Sales, marketing and administration	237	232	751	716
Product development and maintenance	98	96	295	285
Depreciation	70	73	211	222
Amortization of acquisition-related intangible assets	94	82	295	255
Goodwill impairment charge	385	—	385	—

Total costs and expenses	1,314	906	3,253	2,762

Operating income (loss)	(279)	122	(122)	289
Interest income	1	1	1	1
Interest expense and amortization of deferred financing fees	(102)	(96)	(325)	(302)
Loss on extinguishment of debt	—	(1)	(51)	(6)
Other income (expense)	—	—	2	(1)

Income (loss) from continuing operations before income taxes	(380)	26	(495)	(19)
Benefit from (provision for) income taxes	13	(3)	44	10

Income (loss) from continuing operations	(367)	23	(451)	(9)
Income (loss) from discontinued operations, net of tax	5	—	316	—

Net income (loss)	(362)	23	(135)	(9)

Other comprehensive income (loss):
Foreign currency translation, net	27	54	16	10
Unrealized gain (loss) on derivative instruments, net of tax	5	(1)	11	—
Other, net of tax	—	(1)	—	(6)

Comprehensive income (loss)	$(330)	$75	$(108)	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flow from operations:
Net income (loss)	$(135)	$(9)
Income (loss) from discontinued operations	316	—

Income (loss) from continuing operations	(451)	(9)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	506	477
Goodwill impairment charge	385	—
Deferred income tax provision (benefit)	(30)	(106)
Stock compensation expense	29	35
Amortization of deferred financing costs and debt discount	26	30
Loss on extinguishment of debt	51	6
Other noncash items	(1)	2
Accounts receivable and other current assets	157	176
Accounts payable and accrued expenses	(168)	17
Deferred revenue	(78)	(59)

Cash flow from (used in) continuing operations	426	569
Cash flow from (used in) discontinued operations	(340)	—

Cash flow from (used in) operations	86	569

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(10)	(1)
Cash paid for property and equipment, and software	(173)	(160)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(180)	(160)
Cash provided by (used in) discontinued operations	1,758	—

Cash used in investment activities	1,578	(160)

Financing activities:
Cash received from borrowings, net of fees	(17)	2,173
Cash used to repay debt	(1,727)	(2,419)
Premium paid to retire debt	(27)	—
Other financing activities	(19)	(18)

Cash provided by (used in) continuing operations	(1,790)	(264)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,790)	(264)

Effect of exchange rate changes on cash	5	(2)

Increase (decrease) in cash and cash equivalents	(121)	143
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$752	$689

Supplemental information:
Interest paid	$321	$223

Income taxes paid, net of refunds of $7 million and $13 million, respectively	$397	$64

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

The impact within the functional expense areas is as follows for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012
	As reported	As revised
Cost of sales and direct operating	$430	$430
Sales, marketing and administration	245	237
Product development and maintenance	90	98

Total functional expenses	$765	$765

	Nine months ended September 30, 2012
	As reported	As revised
Cost of sales and direct operating	$1,321	$1,316
Sales, marketing and administration	768	751
Product development and maintenance	273	295

Total functional expenses	$2,362	$2,362

3. Discontinued Operations:

In January 2012, the Company sold its Higher Education (“HE”) business and used the net cash proceeds (as defined in its senior secured credit agreement) of $1,222 million, which is the gross transaction value of $1,775 million less applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans. In July 2012, the Company sold its FS subsidiary SunGard Global Services (France) for gross proceeds of €14 million. The results for discontinued operations for the three and nine months ended September 30, 2012 reflect the impact of these sales.

The results for the discontinued operations for the three and nine months ended September 30, 2012 and 2013 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue	$5	$—	$55	$—

Operating income (loss)	(1)	—	(4)	—
Gain on sale of business	8	—	571	—

Income (loss) before income taxes	7	—	567	—
Benefit from (provision for) income taxes	(2)	—	(251)	—

Income (loss) from discontinued operations	$5	$—	$316	$—

4. Intangible Assets and Goodwill:

Trade Name

The trade name intangible asset represents the fair value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The Company performed its annual impairment test of the SunGard trade name in the third quarter of 2013. Based on the results of this test, the fair value of the trade name exceeded its carrying value, resulting in no impairment of the trade name, but the excess of fair value over the carrying value was 6%. The sale of the HE business in January 2012 significantly decreased the estimated fair value of the Company’s trade name. As compared to the July 1, 2012 test, projected future revenues have declined and the discount rate has increased. In addition to future revenue projections, a critical assumption considered in the impairment test of the trade name is the implied royalty rate. A 50 basis point decrease in the assumed royalty rate would have resulted in an impairment of the trade name asset of approximately $156 million (100 basis point decrease would result in an impairment of approximately $372 million). A 100 basis point increase in the discount rate would result in an impairment of the trade name asset of approximately $51 million. Furthermore, to the extent that additional businesses are divested in the future, the revenue supporting the trade name will decline, which may result in impairment charges.

Goodwill

GAAP requires the Company to perform a goodwill impairment test annually and more frequently when negative conditions or triggering events arise. The Company completes its annual goodwill impairment test as of July 1 for each of its 11 reporting units. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors (referred to as “step zero”), if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As allowed under the amended guidance, the Company chose to assess the qualitative factors of five of its reporting units and determined, for each of those five reporting units, a step-one test was not required. The five reporting units selected for a step-zero analysis each had a fair value of goodwill in excess of 25% of its respective carrying value as of the July 1, 2012 step-one test. The Company performed a step-one test for the remaining six reporting units.

In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimated the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). An equal weighting of the income approach and the market approach was used in the July 1, 2013 test. If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step-two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions reflect an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the July 1, 2013 impairment test, the discount rates used were between 9% and 13.5% and the perpetual growth rates used were between 1.5% and 4%. Based on the results of the step-one tests, the Company determined that the fair values of each of the reporting units tested exceeded the respective carrying value and a step-two test was not required.

The Company determined that the excess of the estimated fair value over the carrying value of one of its reporting units was 9% of the carrying value as of the July 1, 2013 impairment test. This reporting unit’s goodwill balance at July 1, 2013 was $527 million. As mentioned above, the Company uses a combination of the income approach and market approach to determine the fair value of each reporting unit. Under the income approach, which is subject to variability based on the discount and perpetual growth rate assumptions used, a 50 basis point decrease in the perpetual growth rate or a 50 basis point increase in the discount rate would not cause this reporting unit to fail the step-one test. A one hundred basis point decrease in the perpetual growth rate or a one hundred basis point increase in the discount rate would cause this reporting unit to fail the step-one test and require a step-two analysis, and some or all of this goodwill could be impaired. Furthermore, if this unit fails to achieve expected performance levels in the next twelve months or experiences a downturn in the business, goodwill could be impaired. The other five reporting units for which the Company performed a step one test each had estimated fair values that exceeded the respective carrying value of the reporting unit by at least 25% as of the July 1, 2013 impairment test.

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	PS&E	Subtotal	AS	PS&E	Subtotal	Total
Balance at December 31, 2012	$3,516	$2,243	$544	$6,303	$(1,547)	$(217)	$(1,764)	$4,539
Effect of foreign currency translation	9	(2)	—	7	—	—	—	7
Other	(1)	—	—	(1)	—	—	—	(1)

Balance at September 30, 2013	$3,524	$2,241	$544	$6,309	$(1,547)	$(217)	$(1,764)	$4,545

Intangible Asset amortization

Based on amounts recorded at September 30, 2013, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2013	$341
2014	290
2015	235
2016	215
2017	207

5. Accumulated Other Comprehensive Income:

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the three and nine months ended September 30, 2012 and 2013 (in millions):

Other Comprehensive Income Components	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Statement of ComprehensiveIncome for Components Reclassified from OCI
	2012	2013	2012	2013
Unrealized gain (loss) on derivative instruments and other	$1	$(3)	$1	$(3)
Less: gain (loss) on derivatives reclassified into income
Interest rate contracts	2	1	8	5	Interest expense and amortization of deferred financing fees
Forward currency hedges	1	2	3	—	Cost of sales and direct operating

Total reclassified into income	3	3	11	5
Less: income tax benefit (expense)	1	(1)	(1)	(2)

Unrealized gain (loss) on derivative instruments, net of tax	$5	$(1)	$11	$—

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, through September 30, 2013 as follows (in millions):

	Gains (Losses) on Derivative Instruments	Currency Translation	Other	Total Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2012	$2	$(4)	$(1)	$(3)

Other comprehensive income before reclassifications	(3)	10	(6)	1
Amounts reclassified from accumulated other comprehensive income net of tax	3	—	—	3

Net current-period other comprehensive income	—	10	(6)	4

Balance at September 30, 2013	$2	$6	$(7)	$1

6. Debt and Derivatives:

On January 2, 2013, SunGard repaid a $50 million revolving credit advance borrowed under its secured accounts receivable facility.

On March 8, 2013, SunGard amended and restated its senior secured credit agreement (“Credit Agreement”) to, among other things, (i) issue an additional term loan of $2,200 million (“tranche E”) maturing on March 8, 2020, the proceeds of which were used to (a) repay in full the $1,719 million tranche B term loan and (b) repay $481 million of the tranche C term loan; (ii) replace the $880 million of revolving commitments with $850 million of new revolving commitments, which will mature on March 8, 2018; and (iii) modify certain covenants and other provisions in order to, among other things (x) modify (and in the case of the term loan facility, remove) the financial maintenance covenants included therein and (y) permit the Company to direct the net cash proceeds of permitted dispositions otherwise requiring a pro rata prepayment of term loans to the prepayment of specific tranches of term loans at the Company’s sole discretion. The interest rate on tranche E is LIBOR plus 3% with a 1% LIBOR floor, which at September 30, 2013 was 4%. SunGard is required to repay installments in quarterly principal amounts of 0.25% of its funded tranche E principal amount through the maturity date, at which time the remaining aggregate principal balance is due. Tranche E and the new revolving commitments are subject to certain springing maturities which are described in the Credit Agreement. As a result of this transaction, the Company incurred a loss on the extinguishment of debt of approximately $5 million.

SunGard voluntarily prepaid $50 million of its tranche A term loan in each of the first three quarters of 2013. The related loss on the extinguishment of debt was not material to the Company’s operations, financial position or cash flows.

Debt consisted of the following (in millions):

	December 31, 2012	September 30, 2013
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—
Tranche A, effective interest rate of 1.96% and 1.93%	207	57
Tranche B, effective interest rate of 4.35%	1,719	—
Tranche C, effective interest rate of 4.17% and 4.41%	908	427
Tranche D, effective interest rate of 4.50% and 4.50%	720	714
Tranche E, effective interest rate of 4.10%	—	2,189

Total Senior Secured Credit Facilities	3,554	3,387
Senior Secured Notes due 2014 at 4.875%, net of discount of $4 and $1	246	249
Senior Notes due 2018 at 7.375%	900	900
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured accounts receivable facility, at 3.71% and 3.68%	250	200
Other, primarily foreign bank debt and capital lease obligations	12	12

Total debt	6,662	6,448
Short-term borrowings and current portion of long-term debt	(63)	(342)

Long-term debt	$6,599	$6,106

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each swap agreement is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At September 30, 2013, one-month and three-month LIBOR was 0.18% and 0.25%, respectively. The net receipt or payment from the interest rate swap agreements is included in interest expense. The interest rates in the table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at September 30, 2013 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month

Total / Weighted Average		$600	1.15%

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $5 million as of December 31, 2012. At September 30, 2013, the fair values of interest rate swaps are $2 million and are included in other intangible assets.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $4 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at September 30, 2013.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2013 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$330	$—	$—	$330
Interest rate swap agreements and other	—	2	—	2

Total	$330	2	—	332

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$227	$—	$—	$227
Currency forward contracts	—	4	—	4

Total	$227	$4	$—	$231

Liabilities
Interest rate swap agreements and other	$—	$4	$—	$4

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

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee and British Pound Sterling exchange rates. These forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from independent, third party banks, at the balance sheet date. This fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2012 and September 30, 2013 (in millions):

	December 31, 2012		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$3,803	$3,826	$3,587	$3,601
Fixed rate debt	2,859	3,023	2,861	2,976

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

8. Equity:

A rollforward of SCC’s equity for 2013 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2012	$45	$5	$(961)	$(911)	$26	$1,575	$1,601
Net income (loss)	—	—	(130)	(130)	2	119	121
Foreign currency translation	—	—	10	10	—	—	—
Net unrealized gain on derivative instruments	—	—	—	—	—	—	—
Other	—	—	(6)	(6)	—	—	—

Comprehensive income (loss)	—	—	(126)	(126)	2	119	121
Stock compensation expense	—	—	35	35	—	—	—
Termination of put options due to employee terminations and other	(8)	(1)	11	2	(4)	2	(2)
Purchase of treasury stock	—	—	(4)	(4)	—	(3)	(3)
Transfer intrinsic value of vested restricted stock units	15	—	(25)	(10)	10	—	10
Other	—	—	(8)	(8)	—	—	—

Balance at September 30, 2013	$52	$4	$(1,078)	$(1,022)	$34	$1,693	$1,727

A rollforward of SCC’s equity for 2012 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2011	$47	$6	$(663)	$(610)	$28	$2,038	$2,066
Net income (loss)	—	—	(321)	(321)	—	186	186
Foreign currency translation	—	—	16	16	—	—	—
Net unrealized gain on derivative instruments	—	—	11	11	—	—	—

Comprehensive income (loss)	—	—	(294)	(294)	—	186	186
Stock compensation expense	—	—	29	29	—	—	—
Termination of put options due to employee terminations and other	(16)	(2)	20	2	(8)	5	(3)
Issuance of common and preferred stock	—	—	1	1	—	—	—
Purchase of treasury stock	—	—	(7)	(7)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units	15	1	(25)	(9)	9	—	9
Other	—	—	(10)	(10)	—	—	—

Balance at September 30, 2012	$46	$5	$(949)	$(898)	$29	$2,227	$2,256

In June 2013, certain senior executives of the Company were granted a new form of long-term incentive equity award (“Appreciation Units”) to be settled in stock. The Appreciation Units’ vesting terms are either market-based dependent upon the performance of the Company’s Unit price (“Performance-based”) or time-based. Performance-based Appreciation Units will vest only if the average value per Unit (defined as 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II) at each measurement date (as defined in the agreements) increases over a base Unit value specified in the agreements and may be subject to continued employment through June 1, 2017. Time-based Appreciation Units will vest in annual installments over a period of years as specified in the applicable award agreement, subject to continued employment. The Company determined the fair value of the Performance-based Appreciation Units using a Monte Carlo valuation model and will record the aggregate expense of $22 million over the four-year measurement period on a straight-line basis regardless of vesting, subject to continued employment, if applicable. Time-based Appreciation Units were valued using the Black-Scholes pricing model at $4 million in the aggregate, which will be expensed over the four-year service period on a straight-line basis.

9. Income Taxes:

Included in the benefit recorded in income tax expense for the nine months ended September 30, 2013 is a discrete item of $9 million related to a benefit associated with a tax accounting method change related to certain lease-related reserves.

10. Segment Information:

The Company has three reportable segments: FS, AS and PS&E. The Company evaluates the performance of its segments based on Adjusted EBITDA. Adjusted EBITDA, a non-GAAP measure, is defined as operating income before the following items:

•	depreciation,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

While these charges may be recurring, management excludes them in order to better analyze the segment results and evaluate the segment performance. This analysis is used extensively by management and is also used to communicate the segment results to the Company’s board of directors. In addition, management reviews Adjusted EBITDA on a constant currency basis, especially when comparing to the prior year results. While Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to the Company’s reported GAAP results. Also, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement for purposes of SunGard’s debt covenants. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted.

The operating results for the three months ended September 30, 2013 and 2012 for each segment follow (in millions):

Three Months Ended September 30, 2013	FS	AS	PS&E	Sum of segments
Revenue	$635 (1)	$340	$53	$1,028
Adjusted EBITDA	194 (1)	108	16	318
Adjusted EBITDA margin	30.5%	31.6%	31.4%	30.9%
Year to year revenue change	(1)%	(2)%	6%	(1)%
Year to year Adjusted EBITDA change	14%	(11)%	10%	4%

Three Months Ended September 30, 2012	FS	AS	PS&E	Sum of segments
Revenue	$640	$346	$49	$1,035
Adjusted EBITDA	170	120	15	305
Adjusted EBITDA margin	26.6%	34.8%	30.4%	29.5%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended
	September 30, 2012	September 30, 2013
Adjusted EBITDA (sum of segments)	$305	$318
Corporate	(10)	(12)
Depreciation(3)	(70)	(73)
Amortization of acquisition-related intangible assets	(94)	(82)
Goodwill impairment charge	(385)	—
Severance and facility closure costs	(13)	(9)
Stock compensation expense	(9)	(12)
Management fees	(3)	(3)
Other costs (included in operating income)	—	(5)
Interest expense, net	(101)	(95)
Loss on extinguishment of debt	—	(1)

Income (loss) from continuing operations before income tax	$(380)	$26

Depreciation and amortization and capital expenditures by segment follow (in millions):

Three Months Ended September 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$23	$34	$2	$59	$—	$59
Depreciation(3)	22	49	2	73	—	73
Amortization of acquisition-related intangible assets	40	38	3	81	1	82

Three Months Ended September 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$19	$36	$2	$57	$1	$58
Depreciation(3)	22	46	1	69	1	70
Amortization of acquisition-related intangible assets	49	40	5	94	—	94

The operating results for the nine months ended September 30, 2013 and 2012 for each segment follow (in millions):

Nine Months Ended September 30, 2013	FS		AS	PS&E	Sum of segments
Revenue	$1,867	(1)	$1,029	$155	$3,051
Adjusted EBITDA	502	(1)(2)	325	48	875
Adjusted EBITDA margin	26.9%		31.5%	31.2%	28.7%
Year to year revenue change	(3)%		(2)%	2%	(3)%
Year to year Adjusted EBITDA change	6%		(7)%	3%	—%

Nine Months Ended September 30, 2012	FS	AS	PS&E	Sum of Segments
Revenue	$1,928	$1,052	$151	$3,131
Adjusted EBITDA	474	351	47	872
Adjusted EBITDA margin	24.6%	33.4%	31.0%	27.9%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Nine Months Ended
	September 30, 2012	September 30, 2013
Adjusted EBITDA (sum of segments)	$872	$875
Corporate	(35)	(36)
Depreciation(3)	(211)	(222)
Amortization of acquisition-related intangible assets	(295)	(255)
Goodwill impairment charge	(385)	—
Severance and facility closure costs	(22)	(15)
Stock compensation expense	(29)	(35)
Management fees	(9)	(8)
Other costs (included in operating income)	(8)	(15)
Interest expense, net	(324)	(301)
Loss on extinguishment of debt	(51)	(6)
Other income (expense)	2	(1)

Income (loss) from continuing operations before income tax	$(495)	$(19)

Depreciation and amortization and capital expenditures by segment follow (in millions):

Nine Months Ended September 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$64	$89	$6	$159	$1	$160
Depreciation(3)	67	149	5	221	1	222
Amortization of acquisition-related intangible assets	128	115	11	254	1	255

Nine Months Ended September 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$62	$104	$6	$172	$1	$173
Depreciation(3)	63	142	5	210	1	211
Amortization of acquisition-related intangible assets	155	126	14	295	—	295

(1)	SunGard received approximately $12 million in proceeds related to a bankruptcy claim assigned and sold to a third party in the third quarter of 2013. The claim related to a Financial Systems customer that filed for Chapter 11 bankruptcy in January 2013. The amount of the claim represented previously reserved revenue, which now has been recognized, and a termination charge related to the customer contract.
(2)	During the second quarter of 2013, the Company completed a review of its accounting practices related to vacation pay obligations. In countries where the vacation policy stipulated that vacation days earned in the current year must be used in that same year, the Company adjusted its quarterly estimate of accrued vacation costs to better match expense recognition with amounts payable to employees when leaving the Company. The impact of the change in estimate was an aggregate decrease to costs and expenses of $9 million for the nine month period ended September 30, 2013. The impact of this change is expected to be negligible for the full year.
(3)	Includes amortization of capitalized software.

11. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures, which occurred through September 30, 2013 (in millions):

	Balance 12/31/2012	Expense Related to 2013 Actions	Paid	Other Adjustments*	Balance 09/30/2013
Workforce-related	$32	$18	$(23)	$(6)	$21
Facilities	22	1	(3)	—	20

Total	$54	$19	$(26)	$(6)	$41

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation and other adjustments.

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

12. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $3 million of management fees in sales, marketing and administration expenses during each of the three months ended September 30, 2012 and 2013. The Company recorded $9 million and $8 million of management fees in sales, marketing and administration expenses during the nine months ended September 30, 2012 and 2013, respectively.

Regarding the timing of these payments, at December 31, 2012 and September 30, 2013, the Company had $4 million and $3 million, respectively, due to the Sponsors which were included in other accrued expenses.

During the first quarter of 2012, in connection with the sale of HE, the Company paid the Sponsors $17.8 million of management fees, which are included in the results of discontinued operations.

In addition to management fees, one of our Sponsors, Goldman Sachs & Co. and/or its respective affiliates, received fees of approximately $1 million for each of the nine months ended September 30, 2012 and 2013 in connection with amendments of SunGard’s Credit Agreement. For the three months ended September 30, 2012 and 2013, no fees were paid to Goldman Sachs & Co. and/or its respective affiliates.

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2012 and September 30, 2013, and for the three and nine month periods ended September 30, 2012 and 2013 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2012.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2012
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$220	$(3)		$329	$—	$546
Intercompany balances	—	2,457		742	(3,199)	—
Trade receivables, net	3	566	(a)	331	—	900
Prepaid expenses, taxes and other current assets	1,312	70		89	(1,241)	230

Total current assets	1,535	3,090		1,491	(4,440)	1,676
Property and equipment, net	—	574		300	—	874
Intangible assets, net	112	2,413		404	—	2,929
Deferred income taxes	39	—		—	(39)	—
Intercompany balances	254	7		76	(337)	—
Goodwill	—	3,470		1,069	—	4,539
Investment in subsidiaries	8,620	2,101		—	(10,721)	—

Total Assets	$10,560	$11,655		$3,340	$(15,537)	$10,018

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$57	$—		$6	$—	$63
Intercompany balances	3,199	—		—	(3,199)	—
Accounts payable and other current liabilities	70	1,983		632	(1,241)	1,444

Total current liabilities	3,326	1,983		638	(4,440)	1,507
Long-term debt	6,343	2		254	—	6,599
Intercompany debt	83	—		254	(337)	—
Deferred and other income taxes	92	1,000		67	(39)	1,120
Other liabilities	—	50		26	—	76

Total liabilities	9,844	3,035		1,239	(4,816)	9,302

Total stockholder’s equity	716	8,620		2,101	(10,721)	716

Total Liabilities and Stockholder’s Equity	$10,560	$11,655		$3,340	$(15,537)	$10,018

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $250 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Balance Sheet September 30, 2013
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$316	$—		$373	$—	$689
Intercompany balances	—	2,951		694	(3,645)	—
Trade receivables, net	10	473	(b)	232	—	715
Prepaid expenses, taxes and other current assets	1,432	73		104	(1,381)	228

Total current assets	1,758	3,497		1,403	(5,026)	1,632
Property and equipment, net	—	540		272	—	812
Intangible assets, net	108	2,208		359	—	2,675
Deferred income taxes	38	—		—	(38)	—
Intercompany balances	261	8		76	(345)	—
Goodwill	—	3,468		1,077	—	4,545
Investment in subsidiaries	8,742	2,075		—	(10,817)	—

Total Assets	$10,907	$11,796		$3,187	$(16,226)	$9,664

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$335	$1		$6	$—	$342
Intercompany balances	3,646	—		—	(3,646)	—
Accounts payable and other current liabilities	116	2,079		549	(1,381)	1,363

Total current liabilities	4,097	2,080		555	(5,027)	1,705
Long-term debt	5,901	2		203	—	6,106
Intercompany debt	83	—		261	(344)	—
Deferred and other income taxes	98	924		41	(38)	1,025
Other liabilities	—	48		52	—	100

Total liabilities	10,179	3,054		1,112	(5,409)	8,936

Total stockholder’s equity	728	8,742		2,075	(10,817)	728

Total Liabilities and Stockholder’s Equity	$10,907	$11,796		$3,187	$(16,226)	$9,664

(b)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$725	$394	$(84)	$1,035

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	20	506	323	(84)	765
Depreciation	—	48	22	—	70
Amortization of acquisition-related intangible assets	1	76	17	—	94
Goodwill impairment charges	—	385	—	—	385

Total costs and expenses	21	1,015	362	(84)	1,314

Operating income (loss)	(21)	(290)	32	—	(279)
Net interest income (expense)	(94)	—	(7)	—	(101)
Equity in earnings of unconsolidated subsidiaries (c)	(287)	25	—	262	—
Other income (expense)	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(402)	(265)	25	262	(380)
Benefit from (provision for) income taxes	40	(18)	(9)	—	13

Income (loss) from continuing operations	(362)	(283)	16	262	(367)
Income (loss) from discontinued operations, net of tax	—	(4)	9	—	5

Net income (loss)	$(362)	$(287)	$25	$262	$(362)

Comprehensive income (loss)	$(330)	$(265)	$45	$220	$(330)

(c)	The Supplemental Condensed Consolidating Schedule of Comprehensive Income for Parent Company and Guarantor Subsidiaries for the three months ended September 30, 2012 has been revised to present all equity in earnings of unconsolidated subsidiaries in a single caption within Other income (expense). The portion of equity in earnings of unconsolidated subsidiaries which related to the investees’ income (loss) from discontinued operations had previously been presented separately in the Income (loss) from discontinued operations, net of tax caption for the Parent Company and Guarantor Subsidiaries. This revision has also been reflected in the Net income (loss) and Income (loss) from discontinued operations captions in the Supplemental Condensed Consolidating Schedule of Cash Flows for Parent Company and Guarantor Subsidiaries for the same periods.

While these revisions have no impact on the previously reported Net income or total cash flows from operations of the Parent Company or Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Parent Company in 2012, Equity in earnings of unconsolidated subsidiaries changed from $(292) million to $(287) million; Income (loss) from continuing operations changed from $(367) million to $(362) million; and Income (loss) from discontinued operations, net of tax changed from $5 million to $- million. For the Guarantor Subsidiaries in 2012, Equity in earnings of unconsolidated subsidiaries changed from $16 million to $25 million; Income (loss) from continuing operations changed from $(292) million to $(283) million; and Income (loss) from discontinued operations, net of tax changed from $5 million to $(4) million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Schedule of Comprehensive Income or the Supplemental Condensed Consolidating Schedule of Cash Flows for any period.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$712	$402	$(86)	$1,028

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	25	498	314	(86)	751
Depreciation	1	50	22	—	73
Amortization of acquisition-related intangible assets	—	67	15	—	82
Goodwill impairment charges	—	—	—	—	—

Total costs and expenses	26	615	351	(86)	906

Operating income (loss)	(26)	97	51	—	122
Net interest income (expense)	(91)	1	(5)	—	(95)
Equity in earnings of unconsolidated subsidiaries	99	32	—	(131)	—
Other income (expense)	(1)	—	—	—	(1)

Income (loss) from continuing operations before income taxes	(19)	130	46	(131)	26
Benefit from (provision for) income taxes	42	(31)	(14)	—	(3)

Income (loss) from continuing operations	23	99	32	(131)	23
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	23	99	$32	(131)	23

Comprehensive income (loss)	$75	$144	$77	$(221)	$75

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,170	$1,218	$(257)	$3,131

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	69	1,562	988	(257)	2,362
Depreciation	—	144	67	—	211
Amortization of acquisition-related intangible assets	1	245	49	—	295
Goodwill impairment charges	—	385	—	—	385

Total costs and expenses	70	2,336	1,104	(257)	3,253

Operating income (loss)	(70)	(166)	114	—	(122)
Net interest income (expense)	(303)	—	(21)	—	(324)
Equity in earnings of unconsolidated subsidiaries (d)	(83)	65	—	18	—
Other income (expense)	(51)	—	2	—	(49)

Income (loss) from continuing operations before income taxes	(507)	(101)	95	18	(495)
Benefit from (provision for) income taxes	147	(68)	(35)	—	44

Income (loss) from continuing operations	(360)	(169)	60	18	(451)
Income (loss) from discontinued operations, net of tax	225	86	5	—	316

Net income (loss)	$(135)	$(83)	$65	$18	$(135)

Comprehensive income (loss)	$(108)	$(65)	$80	$(15)	$(108)

(d)	The Supplemental Condensed Consolidating Schedule of Comprehensive Income for Parent Company and Guarantor Subsidiaries for the nine months ended September 30, 2012 has been revised to present all equity in earnings of unconsolidated subsidiaries in a single caption within Other income (expense). The portion of equity in earnings of unconsolidated subsidiaries which related to the investees’ income (loss) from discontinued operations had previously been presented separately in the Income (loss) from discontinued operations, net of tax caption for the Parent Company and Guarantor Subsidiaries. This revision has also been reflected in the Net income (loss) and Income (loss) from discontinued operations captions in the Supplemental Condensed Consolidating Schedule of Cash Flows for Parent Company and Guarantor Subsidiaries for the same periods.

While these revisions have no impact on the previously reported Net income or total cash flows from operations of the Parent Company or Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Parent Company in 2012, Equity in earnings of unconsolidated subsidiaries changed from $(174) million to $(83) million; Income (loss) from continuing operations changed from $(451) million to $(360) million; and Income (loss) from discontinued operations, net of tax changed from $316 million to $225 million. For the Guarantor Subsidiaries in 2012, Equity in earnings of unconsolidated subsidiaries changed from $60 million to $65 million; Income (loss) from continuing operations changed from $(174) million to $(169) million; and Income (loss) from discontinued operations, net of tax changed from $91 million to $86 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Schedule of Comprehensive Income or the Supplemental Condensed Consolidating Schedule of Cash Flows for any period.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Nine Months Ended September 30 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,112	$1,201	$(262)	$3,051

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	74	1,518	955	(262)	2,285
Depreciation	1	150	71	—	222
Amortization of acquisition-related intangible assets	—	208	47	—	255
Goodwill impairment charges	—	—	—	—	—

Total costs and expenses	75	1,876	1,073	(262)	2,762

Operating income (loss)	(75)	236	128	—	289
Net interest income (expense)	(283)	—	(18)	—	(301)
Equity in earnings of unconsolidated subsidiaries	234	87	—	(321)	—
Other income (expense)	(6)	—	(1)	—	(7)

Income (loss) from continuing operations before income taxes	(130)	323	109	(321)	(19)
Benefit from (provision for) income taxes	121	(89)	(22)	—	10

Income (loss) from continuing operations	$(9)	$234	$87	$(321)	$(9)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(9)	$234	$87	$(321)	$(9)

Comprehensive income (loss)	$(5)	$232	$91	$(323)	$(5)

	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(135)	$(83)	$65	$18	$(135)
Income (loss) from discontinued operations	225	86	5	—	316

Income (loss) from continuing operations	(360)	(169)	60	18	(451)
Non cash adjustments	220	653	111	(18)	966
Changes in operating assets and liabilities	(175)	92	(6)	—	(89)

Cash flow from (used in) continuing operations	(315)	576	165	—	426
Cash flow from (used in) discontinued operations	(338)	(5)	3	—	(340)

Cash flow from (used in) operations	(653)	571	168	—	86
Investment activities:
Intercompany transactions (e)	2,342	(411)	(160)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	(1)	(9)	—	(10)
Cash paid for property and equipment and software	—	(125)	(48)	—	(173)
Other investing activities	(1)	1	3	—	3

Cash provided by (used in) continuing operations	2,341	(536)	(214)	(1,771)	(180)
Cash provided by (used in) discontinued operations	—	1,744	14	—	1,758

Cash provided by (used in) investment activities	2,341	1,208	(200)	(1,771)	1,578
Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Intercompany dividends	—	—	—	—	—
Net repayments of long-term debt	(1,742)	(2)	—	—	(1,744)
Premium paid to retire debt	(27)	—	—	—	(27)
Other financing activities	(19)	—	—	—	(19)

Cash provided by (used in) continuing operations	(1,788)	(1,773)	—	1,771	(1,790)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(1,788)	(1,773)	—	1,771	(1,790)
Effect of exchange rate changes on cash	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	(100)	6	(27)	—	(121)
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$429	$(9)	$332	$—	$752

(e)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital, including the cash dividend of $1.8 billion from Guarantor Subsidiaries to Parent in connection with the sale of our Higher Education business.

	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(9)	$234	$87	$(321)	$(9)
Income (loss) from discontinued operations	—	—	—	—	—

Income (loss) from continuing operations	(9)	234	87	(321)	(9)
Non cash adjustments	(164)	195	92	321	444
Changes in operating assets and liabilities	(75)	184	25	—	134

Cash flow from (used in) continuing operations	(248)	613	204	—	569
Cash flow from (used in) discontinued operations	—	—	—	—	—

Cash flow from (used in) operations	(248)	613	204	—	569
Investment activities:
Intercompany transactions	555	(386)	43	(212)	—
Cash paid for acquired businesses, net of cash acquired	—	(1)	—	—	(1)
Cash paid for property and equipment and software	—	(116)	(44)	—	(160)
Other investing activities	—	—	1	—	1

Cash provided by (used in) continuing operations	555	(503)	—	(212)	(160)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) investment activities	555	(503)	—	(212)	(160)
Financing activities:
Intercompany dividends of HE sale proceeds	—	—	—	—	—
Intercompany dividends	—	(106)	(106)	212	—
Net repayments of long-term debt	(193)	(1)	(52)	—	(246)
Premium paid to retire debt	—	—	—	—	—
Other financing activities	(18)	—	—	—	(18)

Cash provided by (used in) continuing operations	(211)	(107)	(158)	212	(264)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(211)	(107)	(158)	212	(264)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	96	3	44	—	143
Beginning cash and cash equivalents	220	(3)	329	—	546

Ending cash and cash equivalents	$316	$—	$373	$—	$689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and presumes that readers are familiar with the discussion and analysis in that filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SunGard, which are materially the same as the results of operations and financial condition of SCC and SCCII. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

Our critical accounting estimate disclosure from our Annual Report on Form 10-K for the year ended December 31, 2012 has been updated as a result of our annual trade name and goodwill impairment tests as discussed in Note 4 of Notes to Consolidated Financial Statements.

Except as otherwise noted, all explanations below exclude the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present this constant currency information, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency. Also, percentages may not add due to rounding.

We evaluate our performance using both GAAP and non-GAAP measures. Our primary non-GAAP measure is Adjusted EBITDA, whose corresponding GAAP measure is income from continuing operations before income taxes (see Note 10 of Notes to Consolidated Financial Statements). Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

We believe Adjusted EBITDA is an effective tool to measure our operating performance since it excludes non-cash items and certain variable charges. We use Adjusted EBITDA extensively to measure both SunGard and its reportable segments within the Company and also to report our results to our board of directors.

While Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to our reported GAAP results. Also, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement (as defined above) for purposes of our debt covenants.

Results of Operations:

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, certain supplemental revenue data and the percentage change in those amounts from period to period (in millions).

Revenue:

Three Months Ended September 30, 2013	FS	AS	PS&E	Total
Total revenue	$635	$340	$53	$1,028
Year to year revenue change	(1)%	(2)%	6%	(1)%
Year to year revenue change at constant currency	(1)%	(1)%	6%	(1)%
Services	$572	$334	$45	$951
Year to year services revenue change	(2)%	(2)%	3%	(2)%
Year to year services revenue change at constant currency	(2)%	(2)%	3%	(2)%
License and resale fees	$57	$—	$8	$65
Year to year license and resale fees revenue change	20%	(19)%	29%	21%
Year to year license and resale fees revenue change at constant currency	19%	(19)%	29%	20%
Reimbursable expenses	$6	$6	$—	$12
Year to year reimbursable expenses revenue change	(19)%	55%	7%	4%
Year to year reimbursable expenses revenue change at constant currency	(19)%	56%	7%	4%

Three Months Ended September 30, 2012	FS	AS	PS&E	Total
Total revenue	$640	$346	$49	$1,035
Services	584	342	43	969
License and resale fees	48	—	5	53
Reimbursable expenses	8	4	1	13

Total SunGard reported revenue and constant-currency revenue decreased $7 million, or 1%, for the three months ended September 30, 2013 compared to the third quarter of 2012. The $7 million decrease at constant-currency is due mainly to a $10 million decrease in FS professional services revenue, a $10 million decrease in AS recovery services, and a $9 million decrease in FS managed services revenue, partially offset by the sale of a $12 million customer bankruptcy claim, a $10 million increase in FS software license fee revenue and a $6 million increase in AS managed services revenue, primarily due to a new customer in Europe.

Financial Systems segment:

FS reported revenue decreased $5 million, or 1%, in the third quarter of 2013 from the prior year period. On a constant currency basis, revenue decreased $7 million, or 1%, in the quarter. Software license and resale fees were $57 million and increased $9 million, or 19%, year to year on a constant currency basis. The year to year increase in license sales reflects a combination of existing customer renewals and new customer sales. Services revenue benefited from the sale of the bankruptcy claim mentioned above and was impacted by a reduction in professional services reflecting the completion of large projects and continued cautious spending by our customers. Moreover, certain customer losses, in some cases due to bankruptcies and mergers, impacted services revenue. In many cases, these customer decisions occurred shortly after the financial crisis of 2008. However, migration from SunGard systems took multiple years to execute. We expect this attrition to mitigate as the financial services industry recovers. These trends were partially offset by a $4 million increase from the fourth quarter 2012 acquisition of a business.

Availability Services segment:

AS reported revenue decreased $6 million, or 2%, in the third quarter of 2013 from the prior year period. On a constant currency basis, revenue decreased $4 million, or 1%, in the quarter primarily due to decreases in recovery services and professional services revenue, partially offset by an increase in managed services particularly due to a new customer in Europe. Recovery services revenue has been declining due to customers shifting from traditional backup and recovery solutions to either in-house solutions or disk-based, cloud-based or managed recovery solutions. In this environment, we have introduced the Managed Recovery Program (“MRP”), which brings SunGard’s expertise to our customers’ disaster recovery operations. Demand has also been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Public Sector & Education segment:

PS&E reported revenue and constant currency revenue increased $4 million, or 6%, for the three months ended September 30, 2013, from the corresponding period in 2012. Reported revenue from license and resale fees grew $3 million, or 29%, from the prior year period driven by strong acceptance of new public sector solutions.

Operating Income and Operating Margin:

The tables below set forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period (in millions).

Three Months Ended September 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$635	$340	$53	$1,028	$—	$1,028
Adjusted EBITDA	194	108	16	318	(12)	306
Adjusted EBITDA margin	30.5%	31.6%	31.4%	30.9%	(1.2)%	29.7%
Adjusted EBITDA margin at constant currency	29.8%	31.7%	31.4%	30.5%	(1.2)%	29.3%
Year to year revenue change	(1)%	(2)%	6%	(1)%	—%	(1)%
Year to year Adjusted EBITDA change	14%	(11)%	10%	4%	(26)%	3%
Year to year revenue change at constant currency	(1)%	(1)%	6%	(1)%	—%	(1)%
Year to year Adjusted EBITDA change at constant currency	11%	(10)%	10%	3%	(27)%	2%

Three Months Ended September 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$640	$346	$49	$1,035	$—	$1,035
Adjusted EBITDA	170	120	15	305	(10)	295
Adjusted EBITDA margin	26.6%	34.8%	30.4%	29.5%	(0.9)%	28.6%

Reconciliation of Adjusted EBITDA to operating income:

	Three Months Ended
	September 30, 2012	September 30, 2013
Adjusted EBITDA	$295	$306
Depreciation(1)	(70)	(73)
Amortization of acquisition-related intangible assets	(94)	(82)
Goodwill impairment charge	(385)	—
Severance and facility closure costs	(13)	(9)
Stock compensation expense	(9)	(12)
Management fees	(3)	(3)
Other costs (included in operating income)	—	(5)

Operating income	$(279)	$122

Operating income margin	(27.0)%	11.9%
Operating income margin at constant currency		11.4%

Depreciation and amortization and capital expenditures by segment follow (in millions):

Three Months Ended September 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$23	$34	$2	$59	$—	$59
Depreciation(1)	22	49	2	73	—	73
Amortization of acquisition-related intangible assets	40	38	3	81	1	82

Three Months Ended September 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$19	$36	$2	$57	$1	$58
Depreciation(1)	22	46	1	69	1	70
Amortization of acquisition-related intangible assets	49	40	5	94	—	94

(1)	Includes amortization of capitalized software.

SunGard Total Operating Margin:

Our total operating margin was 11.4% for the three months ended September 30, 2013, compared to (27.0)% for the three months ended September 30, 2012. The more significant factors impacting the 38.4 margin point improvement are the following:

•	The $385 million goodwill impairment in the third quarter of 2012 impacted that period’s operating margin by 37.2 points. There was no impairment in third quarter 2013;

•	The improvement in the FS Adjusted EBITDA margin increased the total operating margin by 1.7 points primarily due to a shift in the revenue mix toward higher margin software licenses from lower margin professional services, the sale of the bankruptcy claim, increased capitalized software costs and decreased consultant and facilities expenses;

•	The decline in the AS Adjusted EBITDA margin decreased the total operating margin by 1.3 points due primarily to lower revenue in managed services and a decrease in recovery services revenue in North America, and the margin pressure of start-up costs for a new managed services customer in Europe; and

•	The decrease in amortization of acquisition-related intangible assets increased margin by 1.2 points, or $12 million, due primarily to the $13 million impact of software and customer base intangible assets that were fully amortized in 2012.

Segment Adjusted EBITDA:

Financial Systems segment:

The FS Adjusted EBITDA margin was 29.8% and 26.6% for the three months ended September 30, 2013 and 2012, respectively. The more significant factors impacting the 3.2 margin point improvement are a change in the revenue mix to higher margin software licenses from lower margin professional services; the sale of a customer bankruptcy claim; an increase in capitalized software development costs; a reduction in certain personnel costs; and a $1 million increase in expense from the change in the second quarter of 2013 in the estimate for vacation liabilities as described in Note 10 of Notes to Consolidated Financial Statements.

Availability Services segment:

The AS Adjusted EBITDA margin was 31.7% and 34.8% for the three months ended September 30, 2013 and 2012, respectively. The 3.1 point reduction in AS Adjusted EBITDA margin was driven by lower managed services and recovery services revenue in North America, and investments made in MRP and other new AS offerings. In addition, margins were impacted by start-up costs for a significant, new managed services customer in Europe.

Public Sector & Education segment:

The PS&E Adjusted EBITDA margin was 31.4% and 30.4% for the three months ended September 30, 2013 and 2012, respectively, and Adjusted EBITDA increased $1 million. The $1 million increase resulted from customer acceptance of new solutions, partially offset by higher employment-related costs.

Non-operating Expenses:

Interest expense was $96 million and $102 million for the three months ended September 30, 2013 and 2012, respectively. The $6 million decrease in interest expense was due primarily to lower interest rates from the refinance of the Company’s senior subordinated notes in November 2012, partially offset by higher average debt outstanding primarily as a result of the December 2012 $720 million tranche D term loan borrowing.

The effective income tax rates for the three months ended September 30, 2013 and 2012 were 14% and a benefit of 4%, respectively. The effective tax rate for the three months ended September 30, 2013 reflects the benefit of the rate differential between the U.S. and other countries, the benefit of a temporary reduction in statutory tax rates in certain jurisdictions, and the benefit of U.S. deductions associated with development and certain R&D tax credits. Changes in the jurisdictional mix of income or the total amount of income for 2013 may significantly impact the estimated effective income tax rate for the year. The effective tax rate for the three months ended September 30, 2012 was impacted by the goodwill impairment charge, which is largely nondeductible, and by the application of the loss limitation guidance, which requires that when the interim period loss before taxes exceeds the forecasted loss before taxes for the annual period, the tax benefit recognized associated with the interim period loss should be limited to the tax benefit associated with the loss expected to be recognized for the annual period.

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $49 million and $64 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in accreted dividends is due to the declaration and payment of a dividend in December 2012, partially offset by compounding.

Nine months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, certain supplemental revenue data and the percentage change in those amounts from period to period (in millions).

Revenue:

Nine Months Ended September 30, 2013	FS	AS	PS&E	Total
Total revenue	$1,867	$1,029	$155	$3,051
Year to year revenue change	(3)%	(2)%	2%	(3)%
Year to year revenue change at constant currency	(3)%	(2)%	2%	(2)%
Services	$1,701	$1,011	$132	$2,844
Year to year services revenue change	(3)%	(2)%	1%	(2)%
Year to year services revenue change at constant currency	(3)%	(2)%	1%	(2)%
License and resale fees	$144	$1	$21	$166
Year to year license and resale fees revenue change	(3)%	(9)%	9%	(1)%
Year to year license and resale fees revenue change at constant currency	(3)%	(9)%	9%	(2)%
Reimbursable expenses	$22	$17	$2	$41
Year to year reimbursable expenses revenue change	(25)%	14%	8%	(11)%
Year to year reimbursable expenses revenue change at constant currency	(25)%	15%	8%	(11)%

Nine Months Ended September 30, 2012	FS	AS	PS&E	Total
Total revenue	$1,928	$1,052	$151	$3,131
Services	1,750	1,036	130	2,916
License and resale fees	148	1	19	168
Reimbursable expenses	30	15	2	47

Total SunGard reported revenue decreased $80 million, or 3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. On a constant currency basis, revenue decreased $75 million, or 2%. The $75 million decrease is due mainly to a $34 million decrease in AS recovery services revenue, a combined $33 million decrease in FS and AS professional services revenue, a $23 million decrease in FS managed services, and a $12 million decrease in FS software rental revenue, partially offset by a $21 million increase in AS managed services, primarily due to a new customer in Europe, the sale of a $12 million customer bankruptcy claim and a $10 million increase from the fourth quarter 2012 FS acquisition of an business.

Financial Systems segment:

FS reported revenue and constant-currency revenue decreased $61 million, or 3%, in the nine months ended September 30, 2013 from the prior year period. Software license and resale fees were $143 million and decreased $5 million, or 3%, year to year on a constant currency basis. The decline in license sales reflects, to some degree, cautious spending patterns in some of our largest customers and the timing of license renewals. Services revenue benefitted from the sale of the bankruptcy claim mentioned above and was impacted by a reduction in professional services reflecting the completion of large projects and continued cautious spending by our customers. Moreover, certain customer losses, in some cases due to bankruptcies and mergers, impacted services revenue. In many cases, these customer decisions occurred shortly after the financial crisis of 2008. However, migration from SunGard systems took multiple years to execute. We expect this attrition to mitigate as the financial services industry recovers. These trends were partially offset by a $10 million increase from the fourth quarter 2012 acquisition of a business.

Despite the overall decline in revenue, emerging markets revenue grew year-to-year in the nine months ended September 2013 as customers continue to demand the world-class software and services that SunGard provides. Emerging markets revenue now comprises over 10% of total FS revenue. Emerging markets include China, India and countries located in Latin America, Central and Eastern Europe, Middle East, Africa and Southeast Asia.

Availability Services segment:

AS reported revenue decreased $23 million, or 2%, in the nine months ended September 30, 2013 from the prior year period. On a constant currency basis, revenue decreased $18 million, or 2%. Decreases in recovery services and professional services revenue in the nine months ended September 30, 2013 from the prior year period were partially offset by managed services, particularly due to a new customer in Europe.

Public Sector & Education segment:

PS&E reported revenue and constant currency revenue increased $4 million, or 2%, for the nine months ended September 30, 2013 from the corresponding period in 2012 driven by strong acceptance of new public sector solutions.

Operating Income and Operating Margin:

The tables below set forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period (in millions).

Nine Months Ended September 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$1,867	$1,029	$155	$3,051	$—	$3,051
Adjusted EBITDA	502	325	48	875	(36)	839
Adjusted EBITDA margin	26.9%	31.5%	31.2%	28.7%	(1.2)%	27.5%
Adjusted EBITDA margin at constant currency	26.4%	31.6%	31.2%	28.4%	(1.2)%	27.2%
Year to year revenue change	(3)%	(2)%	2%	(3)%		(3)%
Year to year Adjusted EBITDA change	6%	(7)%	3%	—%	(4)%	—%
Year to year revenue change at constant currency	(3)%	(2)%	2%	(2)%		(2)%
Year to year Adjusted EBITDA change at constant currency	4%	(7)%	3%	—%	(4)%	(1)%

Nine Months Ended September 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$1,928	$1,052	$151	$3,131	$—	$3,131
Adjusted EBITDA	474	351	47	872	(35)	837
Adjusted EBITDA margin	24.6%	33.4%	31.0%	27.9%	(1.1)%	26.7%

Reconciliation of Adjusted EBITDA to operating income:

	Nine Months Ended
	September 30, 2012	September 30, 2013
Adjusted EBITDA	$837	$839
Depreciation(1)	(211)	(222)
Amortization of acquisition-related intangible assets	(295)	(255)
Goodwill impairment charge	(385)	—
Severance and facility closure costs	(22)	(15)
Stock compensation expense	(29)	(35)
Management fees	(9)	(8)
Other costs (included in operating income)	(8)	(15)

Operating income	$(122)	$289

Operating income margin	(3.9)%	9.5%
Operating income margin at constant currency		9.2%

Depreciation and amortization and capital expenditures by segment follow (in millions):

Nine Months Ended September 30, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$64	$89	$6	$159	$1	$160
Depreciation(1)	67	149	5	221	1	222
Amortization of acquisition-related intangible assets	128	115	11	254	1	255

Nine Months Ended September 30, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$62	$104	$6	$172	$1	$173
Depreciation(1)	63	142	5	210	1	211
Amortization of acquisition-related intangible assets	155	126	14	295	—	295

(1)	Includes amortization of capitalized software.

SunGard Total Operating Margin:

Our total operating margin was 9.2% for the nine months ended September 30, 2013, compared to (3.9)% for the nine months ended September 30, 2012. The more significant factors impacting the 13.1 margin point improvement are the following:

•	The $385 million goodwill impairment in the third quarter of 2012 impacted the operating margin for the nine months ended September 30, 2012 by 12.3 points. There was no impairment in the nine months ended September 30, 2013;

•	The improvement in FS Adjusted EBITDA increased total operating margin by 0.5 points primarily due to lower employment and facility-related expenses due to 2012 restructuring actions, increased capitalized software costs, the sale of the bankruptcy claim, a $9 million change in estimate for vacation liabilities and a shift in the revenue mix toward higher margin software from professional services;

•	The decline in the AS Adjusted EBITDA margin decreased the total operating margin by 0.8 points due primarily to the decrease in recovery services revenue and the margin pressure of start-up costs reflecting the investment in a new managed services customer contract in Europe; and

•	The decrease in amortization of acquisition-related intangible assets increased margin by 1.3 points, or $40 million, due primarily to the $42 million impact of software and customer base intangible assets that were fully amortized in 2012.

Segment Adjusted EBITDA:

Financial Systems segment:

The FS Adjusted EBITDA margin was 26.4% and 24.6% for the nine months ended September 30, 2013 and 2012, respectively. The more significant factors impacting the 1.8 margin point improvement are a change in the revenue mix to higher margin software from lower margin professional services; the sale of a customer bankruptcy claim; reduced labor and facility costs, partially as a result of our 2012 restructuring actions; an increase in capitalized software development costs; the $9 million impact from the change in estimate for vacation liabilities as described in Note 10 of Notes to Consolidated Financial Statements.

Availability Services segment:

The AS Adjusted EBITDA margin was 31.6% and 33.4% for the nine months ended September 30, 2013 and 2012, respectively. The 1.8 point reduction in AS Adjusted EBITDA margin was driven by lower recovery services revenue in North America, and investments made in MRP and other new AS offerings. In addition, margins were impacted by start-up costs for a new managed services customer in Europe.

Public Sector & Education segment:

The PS&E Adjusted EBITDA margin was 31.2% and 31.0% for the nine months ended September 30, 2013 and 2012, respectively. The Adjusted EBITDA margin increased by 0.2 points due primarily to a change in the mix of revenue to higher margin software and services from lower margin professional services and lower facilities costs, partially offset by an increase in external services expense reflecting a benefit received in the nine months ended September 30, 2012.

Non-operating Expenses:

Interest expense was $302 million and $325 million for the nine months ended September 30, 2013 and 2012, respectively. The $23 million decrease in interest expense was due primarily to lower interest rates from the refinancing of the Company’s senior subordinated notes in November 2012 and lower average outstanding debt from the early extinguishment of the 2015 Notes in April 2012 and the December 2012 prepayment of the incremental term loan, partially offset by the December 2012 $720 million tranche D term loan borrowing.

Loss on extinguishment of debt was $6 million and $51 million for the nine months ended September 30, 2013 and 2012, respectively. The loss on extinguishment of debt in 2013 includes the loss related to the March 2013 refinance of $2.2 billion of term loans. The loss on extinguishment of debt in 2012 includes the loss related to the January 2012 repayment of $1.22 billion of term loans and the early extinguishment of the 2015 Notes.

The effective income tax rates for the nine months ended September 30, 2013 and 2012 were a benefit of 50% and 9%, respectively. The effective tax rate for the nine months ended September 30, 2013 reflects the benefit of the rate differential between the U.S. and other countries, the benefit of a temporary reduction in statutory tax rates in certain jurisdictions, and the benefit of U.S. deductions associated with development and certain R&D tax credits. Also included in the benefit recorded in tax expense for the year to date September 30, 2013 results is a discrete item of $9 million related to a benefit associated with a tax accounting method change related to certain lease-related reserves. Changes in the jurisdictional mix of income or the total amount of income for 2013 may significantly impact the estimated effective income tax rate for the year. The effective tax rate for the nine months ended September 30, 2012 was impacted by the goodwill impairment charge, which is largely nondeductible, and by the application of the loss limitation guidance, which requires that when the interim period loss before taxes exceeds the forecasted loss before taxes for the annual period, the tax benefit recognized associated with the interim period loss should be limited to the tax benefit associated with the loss expected to be recognized for the annual period.

Accreted dividends on SCCII’s cumulative preferred stock were $121 million and $186 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in accreted dividends is due to the declaration and payment of a dividend in December 2012, partially offset by compounding.

Liquidity and Capital Resources:

At September 30, 2013, our liquidity was $1.56 billion, comprised of cash and equivalents of $689 million capacity under our revolving credit facility of $827 million and capacity under our receivables facility of $42 million. Included in cash and cash equivalents at September 30, 2013 is $311 million invested in money market accounts in the United States. Cash flow from continuing operations was $569 million in the nine months ended September 30, 2013 compared to $426 million in the nine months ended September 30, 2012. Cash flow from continuing operations increased $143 million due to $98 million in lower interest payments reflecting lower average interest rates and the timing of payments partially offset by higher average debt outstanding. Cash flow also improved due to improved collections of accounts receivable and improved payables management.

Net cash used by continuing operations in investing activities was $160 million in the nine months ended September 30, 2013, comprised mainly of cash paid for property and equipment and software. Net cash used by continuing operations in investing activities was $180 million in the nine months ended September 30, 2012, comprised mainly of cash paid for property and equipment and software and one business acquired in our FS segment. In January 2012, we sold our HE business for gross proceeds of approximately $1.775 billion less applicable taxes and fees.

Net cash used by continuing operations in financing activities was $264 million for the nine months ended September 30, 2013, primarily related to refinancing $2.2 billion of term loans and additional repayments of $166 million of term loans and $50 million of our receivables facility revolver borrowings. Net cash used by continuing operations in financing activities was $1.79 billion for the nine months ended September 30, 2012, primarily related to repayments of $1.222 billion of term loans resulting from the sale of HE and $527 million related to the early retirement of the 2015 Notes.

At September 30, 2013, the contractual future maturities of debt, excluding the $12 million of other debt, are as follows (in millions):

2013	$8
2014	335
2015	29
2016	29
2017	656
Thereafter	5,379

Total	$6,436

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

Under the indentures governing SunGard’s senior notes due 2018 and 2020 and senior subordinated notes due 2019 and SunGard’s senior secured credit agreement, our ability to incur additional indebtedness, make investments and pay dividends remains tied to a leverage or fixed charge ratio based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants. Adjusted EBITDA is similar, but not identical, to Adjusted EBITDA which we use to measure performance of our business and our segments.

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Last Twelve Months Ended September 30, 2013
	2012	2013	2012	2013
Income (loss) from continuing operations	$(367)	$23	$(451)	$(9)	$45
Interest expense, net	101	95	324	301	404
Taxes	(13)	3	(44)	(10)	(4)
Depreciation and amortization	164	155	506	477	643

EBITDA	(115)	276	335	759	1,088
Goodwill impairment charge	385	—	385	—	—
Purchase accounting adjustments (a)	2	1	7	6	8
Non-cash charges (b)	10	12	30	36	45
Restructuring and other (c)	16	16	29	33	68
Acquired EBITDA, net of disposed EBITDA (d)	1	—	2	—	1
Loss on extinguishment of debt (e)	—	1	51	6	36

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$299	$306	$839	$840	$1,246

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate or exit certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 12 of Notes to Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Loss on extinguishment of debt for the nine months ended September 30, 2012 primarily includes the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our US$-denominated term loans and the April 2012 retirement of the 2015 Notes. Loss on extinguishment of debt for the nine months ended September 30, 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinance of $2.2 billion of term loans. Loss on extinguishment of debt for the last twelve months ended September 30, 2013 primarily includes the write-off of deferred financing fees associated with the December 2012 retirement of $1 billion, 10.25% senior subordinated notes due 2015, the December 2012 repayment of $217 million of US$-denominated term loans and the March 2013 refinance of $2.2 billion of term loans.

The covenant requirements and actual ratios for the twelve months ended September 30, 2013 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities(1)
Maximum total debt to Adjusted EBITDA	5.75x	4.50x
Senior notes due 2018 and 2020 and senior subordinated notes due 2019(2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.56x

(1)	If on the last day of any four consecutive fiscal quarters our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 15% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 5.75x. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of September 30, 2013, we had $3.39 billion outstanding under the term loan facilities and available commitments of $827 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At September 30, 2013, we had total debt of $6.45 billion, including $3.59 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $600 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Our remaining variable rate debt of $2.99 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $30 million per year. Upon the expiration of the interest rate swap agreements in February 2017 and June 2019, a 1% change in interest rates would result in a change in interest of approximately $34 million and $36 million per year, respectively.

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

Item 3. Defaults Upon Senior Securities: None.

Item 4. Mine Safety Disclosures: None.

Item 5. Other Information:

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Because of the broad definition of “affiliate” in Rule 12b-2 of the Securities Exchange Act of 1934, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that affiliates of one of our Sponsors, The Blackstone Group L.P., will include information in its Quarterly Report on Form 10-Q, as required by Section 13(r) of the Exchange Act, regarding activities of a portfolio company. These disclosures are reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in that filing. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.

Item 6. Exhibits:

Number	Document

10.1	Amendment dated October 1, 2013 to the Executive Employment Agreement effective as of August 11, 2005 by and between SunGard Data Systems Inc. and Victoria Silbey.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP.II SUNGARD DATA SYSTEMS INC.

Dated: November 6, 2013	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Amendment dated October 1, 2013 to the Executive Employment Agreement effective as of August 11, 2005 by and between SunGard Data Systems Inc. and Victoria Silbey.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and September 30, 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2013 and (iv) Notes to Consolidated Financial Statements.