Form 10-K
period 2013-12-31
SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II; SUNGARD DATA SYSTEMS INC
filed 2014-03-21
CIK 1337272, 1337274, 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to

Commission File Numbers:

SunGard Capital Corp. 000-53653

SunGard Capital Corp. II 000-53654

SunGard Data Systems Inc. 001-12989

SunGard® Capital Corp.

SunGard® Capital Corp. II

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3059890
Delaware	20-3060101
Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

680 East Swedesford Road, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

484-582-2000

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Restricted Stock Units Granting Conditional Rights to Units Consisting of:

Class A Common Stock of SunGard Capital Corp., par value $0.001 per share,

Class L Common Stock of SunGard Capital Corp., par value $0.001 per share, and

Preferred Stock of SunGard Capital Corp. II, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

SunGard Capital Corp.	Yes ☒ No ☐
SunGard Capital Corp. II	Yes ☒ No ☐
SunGard Data Systems Inc.	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

SunGard Capital Corp.	Yes ☒ No ☐
SunGard Capital Corp. II	Yes ☒ No ☐
SunGard Data Systems Inc.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.

SunGard Capital Corp. ☒	SunGard Capital Corp. II ☒	SunGard Data Systems Inc. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp.II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The aggregate market value of the registrants’ voting stock held by nonaffiliates is zero. The registrants are privately held corporations.

The number of shares of the registrants’ common stock outstanding as of March 1, 2014:

SunGard Capital Corp.:	257,045,116 shares of Class A common stock and 28,560,566 shares of Class L common stock
SunGard Capital Corp. II:	100 shares of common stock
SunGard Data Systems Inc.:	100 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

This Annual Report on Form 10-K (“Report”) is a combined report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCCII are collectively referred to as the “Parent Companies.” Unless the context indicates otherwise, any reference in this Report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Forward-Looking Statements

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or similar expressions which concern our strategy, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We describe some of the factors that we believe could affect our results in ITEM 1A—RISK FACTORS. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

PART I

ITEM 1.	BUSINESS

We are one of the world’s leading software and technology services companies. We provide software and technology services to financial services, education and public sector organizations. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software. We serve approximately 23,000 customers in more than 70 countries. Our high quality software solutions, excellent customer support and specialized technology services result in strong customer retention rates across all of our business segments, and create long-term customer relationships.

We were acquired in August 2005 in a leveraged buy-out (the “LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG. As a result of the LBO, we are highly leveraged and our equity is not publicly traded.

We operate our business in three segments: Financial Systems (“FS”), Availability Services (“AS”) and Public Sector & Education (“PS&E”).

FS provides mission-critical software and technology services to virtually every type of financial services institution, including, buy-side and sell-side institutions, third-party administrators, wealth managers, retail banks, insurance companies, corporate and government treasuries and energy trading firms. Our broad range of complementary software solutions and associated technology services help financial services institutions automate the business processes associated with trading, managing portfolios and accounting for investment assets.

AS provides disaster recovery services, managed services, information availability consulting services and business continuity management software to approximately 7,000 customers in virtually all industries across North America and Europe. With approximately five million square feet of data center and operations space, AS assists information technology (“IT”) organizations to prepare for and recover from emergencies by helping them optimize their computing uptime. Through direct sales and channel partners, AS helps organizations ensure their people and customers have uninterrupted access to the information systems they need in order to conduct business.

As disclosed in the Form 8-K filed on January 24, 2014, we intend to split-off the AS business on a tax-free basis to our existing stockholders, including our private equity owners. The split-off is expected to be completed as early as the end of March 2014, subject to the satisfaction of various customary conditions, including the receipt of financing for AS, opinions of counsel as to the tax-free nature of the split-off and related transactions, and final approval from our board of directors.

The split-off of AS from SunGard will result in the strategic separation of SunGard into two financially strong, independent companies and will bring greater clarity and alignment to each company’s mission. While both businesses have been part of SunGard for a long time, they serve vastly different customer needs and have very different business profiles, with distinct capital requirements, sales forces and competitors. With the split-off of AS, AS can, among other things, provide its key managers with incentives that directly align them with the AS business, allowing AS to retain and motivate those managers and attract future key AS managers. The two more focused and autonomous companies—each with significant size, capabilities and financial strength—will be better positioned to drive long-term growth and value for customers, employees and investors.

PS&E provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public and private schools, utilities, nonprofits and other public sector institutions.

We provide a large portfolio of products to customers who are diversified both geographically and by industry. Our base of 23,000 customers includes an extensive list of financial services firms, including most of the world’s largest financial institutions. In addition, we serve corporate and government treasury departments, energy companies, school districts, local governments and nonprofit organizations. During each of the past three fiscal years, no single customer has accounted for more than 3% of total revenue.

In many cases, our products and services are offered under multi-year contracts, providing good visibility to revenue trends and allowing us to manage spending proactively. On average, for the past three fiscal years, services revenue has been approximately 91% of total revenue. About 80% of services revenue is highly recurring and is generated from (1) software-related services including software maintenance, support, rentals and hosting, and (2) recovery-related services and managed IT services. The remaining services revenue includes (1) professional services, which are mainly generated from implementation and consulting services in connection with the sale of our products and (2) broker/dealer fees.

To the extent required by ITEM 1 of Form  10-K, financial information regarding our segments is included in Note 15 of the Notes to Consolidated Financial Statements.

Segment Overview

Financial Systems

FS provides mission critical software and technology services to financial services institutions, corporate and government treasury departments and energy companies. Our solutions automate the many complex business processes associated with trading, managing investment portfolios and accounting for investment assets, and also address the processing requirements of a broad range of users within the financial services sector. In addition, we provide technology services that focus on application implementation and integration of these solutions, custom software development and application management. We continue to invest in our solutions to add new features, process new types of financial instruments, meet new regulatory requirements, incorporate new technologies and meet evolving customer needs on a global basis.

We deliver many of our solutions as an application-service provider, primarily from our data centers located in North America and Europe that customers access through the Internet or virtual private networks. We also deliver some of our solutions by licensing the software to customers for use on their own computers and premises.

Our FS business offers software and technology services to a broad range of users, including asset managers, chief financial officers, compliance officers, custodians, fund administrators, insurers and reinsurers, market makers, plan administrators, registered investment advisors, treasurers, traders and wealth managers. FS is grouped into complementary solutions that focus on the specific requirements of our customers, as follows:

Asset Management: We offer solutions that help institutional investors, hedge funds, private equity firms, fund administrators and securities transfer agents improve both investment decision-making and operational efficiency, while managing risk and increasing transparency. Our solutions support every stage of the investment process, from research and portfolio management, to valuation, risk management, compliance, investment accounting, transfer agency and client reporting.

Banking: Our banking solutions help retail, corporate and private banks to better manage their customers, capital and staff. We provide integrated solution suites for asset/liability management, budgeting and planning, regulatory compliance and profitability. We offer retail banks a range of solutions helping them address core banking, online and mobile banking, and customer and card management requirements. We also provide front-to-back-office solutions for equipment financing organizations.

Brokerage: Our brokerage solutions provide trade execution and network solutions to financial institutions, corporations and municipalities in North America, Europe and other global markets. Our trade execution and network solutions help both buy- and sell-side firms improve execution quality, decrease overall execution costs and address today’s trade connectivity challenges.

Capital Markets: Our capital markets solutions help banks, broker/dealers, futures commission merchants and other financial institutions to increase the efficiency, transparency and control of their trading operations across multiple platforms, asset classes and markets. Supporting the entire trade lifecycle from front-to-back, these solutions provide everything from connectivity, execution services and risk management to securities finance, collateral management and compliance. Additionally, these solutions help customers to create and manage consolidated views across all their positions and risks.

Corporate Liquidity: Our corporate liquidity solutions help chief financial officers and treasurers derive maximum value from working capital by increasing visibility to cash, reducing risk and improving communication and response time between a company’s buyers, suppliers, banks and other stakeholders. Our end-to-end collaborative financial management framework helps bring together receivables, treasury and payments for a single view of cash and risk, and to optimize business processes for enhanced liquidity management.

Energy. Our energy and commodities solutions help energy companies, hedge funds and financial services firms to compete efficiently in global energy and commodities markets by streamlining and integrating the trading, risk management and operations of physical commodities and their associated financial instruments.

Insurance: We provide solutions for the insurance industry in each of the following major business lines: life and health, annuities and pensions, property and casualty, reinsurance and asset management. Our software and services help support front office and back office functions including customer service, policy administration, actuarial calculations, and financial and investment accounting and reporting.

Wealth & Retirement Administration: We provide wealth management solutions that help banks, trust companies, brokerage firms, insurance firms, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed as stand-alone products, or as part of an integrated wealth management platform.

FS also has a global services organization that delivers business consulting, technology, managed services and professional services for financial services institutions, energy companies and corporations. Leveraging our global delivery model, our consultants and developers help customers manage their complex data needs, optimize end-to-end business processes and assist with systems integration, while providing full application development, maintenance, testing and support services.

Availability Services

AS helps customers improve the resilience of their mission critical data systems by designing, implementing and managing cost-effective solutions to address enterprise IT availability needs. As the pioneer of commercial IT disaster recovery in the 1970s, we believe our specialization in information availability solutions, together with our vast experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, have uniquely positioned us to help meet customers’ varied needs in an environment in which businesses are critically dependent on the availability of data and IT systems. Our comprehensive portfolio of services extends from advanced recovery services and cloud-based recovery to always-on production environment and managed infrastructure services including planning and provisioning of enterprise cloud computing and platforms. We offer highly resilient data center space in which customers can maintain their own IT equipment, as well as shared and dedicated workplace environments for use by customers’ mission critical employees whose own workspaces are impacted by disasters. Additionally, we provide business continuity management software and consulting services to help customers design, implement and maintain plans to protect their central business systems. To serve our approximately 7,000 customers, we have approximately 5,000,000 square feet of data center and operations space at over 90 facilities in ten countries. Since inception, we have helped customers recover from unplanned interruptions resulting from major disasters including hurricane Sandy in 2012, the Gulf Coast hurricanes in 2008, widespread flooding in the United Kingdom in 2007, hurricane Katrina and the Gulf Coast hurricanes in 2005, the Florida hurricanes in 2004, the Northeast U.S. blackout in 2003, and the terrorist attacks of September 11, 2001, as well as thousands of more localized disruptions such as power outages, fires, or civil unrest.

We provide the following four categories of services: recovery services, managed services, consulting services and business continuity management software. The combination of all of these services provides our customers with a complete set of IT operations and information availability management solutions. While traditional third-party shared recovery infrastructure and data center colocation remain important and significant components of our business, over the past three years we have been shifting our emphasis toward more integrated solutions, such as our Recovery-as-a-Service (RaaS) portfolio including our Managed Recovery Program and our Recover2Cloud ® solutions. These solutions are tailored to fully manage customers’ production environments, and Cloud infrastructures including our Enterprise Cloud Services, Private Cloud Services, and most recently Public Cloud Services.

Recovery Services: The Recovery Services business is a recurring revenue business. Customers enter into contracts that provide the right to access our data centers in the event of natural disasters, power failures or other events which prevent customers from accessing their own facilities. Contracts typically cover multiple years, providing a recurring revenue stream. Our data centers are highly leveraged because not all customers need access to the data centers at the same time. Recovery Services revenue has been declining due to customers’ shifting from traditional backup and recovery solutions to (i) in-house solutions; (ii) disk-based, (iii) cloud-based and (iv) managed recovery solutions. At the same time, demand has been increasing for outsourced management of IT operations and applications. In this environment we have introduced Recovery as a Service (“RaaS”) which includes our Managed Recovery Program (“MRP”) and Recover2Cloud ®. These new solutions bring our expertise to customers’ disaster recovery operations.

Managed Services: The Managed Services business is also a recurring revenue business. Customers enter into multi-year contracts for managed IT services where we provide co-location space, power and internet access in secure data centers. This allows customers to avoid capital outlay required to own and the expense of maintaining data center space for their applications. In addition to colocation services, we provide certain managed IT services that add value to the colocation arrangement, such as network management, data backup services, operating system management and application management. We also provide Cloud based solutions, which provide IT infrastructure and operational support for customers production needs in a secure environment.

Consulting Services: Our primary consulting practice areas are IT Service Continuity, Security and Data Protection, Cloud and Infrastructure Transformation and Business Continuity Management. Each customer solution is an engagement based on an agreed upon statement of work. Contracts are fixed price and revenue is recognized on a percent of completion basis as work is performed.

Business Continuity Management Software: Our software business revenue is principally a recurring revenue business. Maintenance revenue is recognized ratably over the contract period. Recent releases of the software product are delivered as a Software as a Service (“SAAS”). Customers pay a monthly fee for the right to access and use the software. The Company hosts and manages the application for clients. The most recent software release is the SunGard Availability Services Assurance CM (“Assurance”) application. Assurance provides customers a platform through which they can develop comprehensive business continuity plans. The continuity plan provides customers with a critical tool that captures existing IT processes and application information and allows the customer the ability to develop a roadmap to be used to minimize down time in the event of a disaster or data security threat.

Availability Services operates across the Americas, the UK and in Europe. With locations in the UK, Ireland, France, Sweden, Belgium and Luxembourg, we have considerable ability to support customers from the European Union. In addition, we have Indian operations which provide workforce continuity services out of three locations.

Public Sector & Education

Public Sector & Education provides mission critical software and technology services to domestic governments at all levels and K-12 learning institutions.

K-12 Education: We provide administrative information software solutions and related implementation and support services for K-12 school districts and private schools throughout the United States. Our software and technology services help school districts improve the efficiency of their operations and use Web-based technologies to serve their constituents. We offer a fully integrated suite of products for student information, learning management, special education, financial management and human resource activities.

Public Sector: PS provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, utilities and public sector institutions, as well as nonprofits. Our public administration solutions support a range of specialized enterprise resource planning and administrative processes for functions such as accounting, human resources, payroll, utility billing, land management and managed IT services. Public safety and justice agencies use our solutions to manage emergency dispatch operations, citizen and incident records, mobile computing in the field, and the operation of courts and jails. Our e-Government solutions help local governments to leverage the Internet and wireless technologies to serve their constituents.

Product Development and Maintenance

Our global technology staff continually enhance and support our solutions to meet the needs of our customers for efficiency and competitive advantage. We employ approximately 5,000 developers across a network of international development sites. Our ability to attract, motivate and retain these development resources is a key differentiator for us and ultimately a source of our organic growth.

We are constantly investing to develop the technologies that are most important to our customers including such things as advanced user interfaces for browsers, tablets and mobile devices as well as advanced cloud-based architectures. In addition, our extensive current solutions give us a unique ability to bring advanced risk management abilities to market along with an ability to leverage the “Big Data” trend in the industry to provide business intelligence and predictive analytics.

In 2013, we continued to intentionally exit certain slower growing products or markets and shift our investments to new product development. In 2012 and 2013, we spent approximately $402 million and $409 million, respectively, on software development and maintenance, of which we capitalized $22 million and $43 million, respectively. Total software development and maintenance, net of capitalized software, was 9% of total revenue in both 2012 and 2013.

Sales and Marketing

We operate a global sales and distribution network, largely through a direct sales approach. Our FS solutions are generally sold on a global basis with certain products adapted to specific geographic markets. The majority of our FS revenue is sourced from North America and Western Europe, although much of our growth is coming from the emerging markets. The emerging markets include China, India, Southeast Asia, Middle East, Africa, Latin America and Eastern Europe. Our AS solutions are marketed primarily in North America and Europe. Our K-12 and PS solutions are marketed in North America.

Brand and Intellectual Property

To protect our proprietary services and software, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We have a number of patents and patent applications pending as well as a few registrations of our copyrights. We will continue to apply for software and business method patents on a case-by-case basis and will monitor ongoing developments in the evolving software and business method patent field (see ITEM 1A—RISK FACTORS).

We own registered trademarks for the SunGard name and own or have applied for trademark registrations for many of our services and software products. Upon the split-off of Availability Services, we expect AS to continue to use the SunGard Availability Services name, which does not include the right to use the SunGard name or its derivatives.

Competition

Because of the breadth and highly technical nature of our solutions, most of the areas in which we compete have a relatively small number of significant competitors.

Financial Systems. In our FS business, we compete with numerous software and services companies who generally provide point solutions to address specific customer needs. While many of these companies can compete in a particular sector of the financial services industry, we believe that none of them have the ability to compete against the entire spectrum of SunGard’s solutions in the various sectors that we serve. In addition, few companies have the global reach that SunGard provides. To some degree, we also face competition from the internal IT resources of our customers and prospects. However, increased regulation is driving customers to use industry proven solutions such as those offered by SunGard. We believe that we compete effectively in the market through our innovative solutions, dedicated resources, quality of service and breadth of offerings. In addition, we believe that our leadership, reputation and experience are important competitive advantages.

Availability Services. In our AS business, the greatest source of competition for recovery and advanced recovery services is in-house dedicated solutions that the enterprise develops and maintains internally instead of purchasing from a services provider. The declining cost of infrastructure has made these solutions more accessible, yet the growing complexity of IT environments driven by cloud and virtualization has increased the challenge of sustaining in-house business continuity programs. Historically, the single largest commercial competitor for recovery and advanced recovery services has been IBM Corporation, which, like us, currently provides the full continuum of information availability services. We also face moderate competition from specialized vendors, including hardware manufacturers, data-replication and virtualization software companies, outsourcers, managed hosting companies, IT services companies and telecommunications companies. Competition among companies providing managed services, including cloud and data center service providers, is fragmented across various competitor types, such as major telecommunication providers, IT outsourcers, niche cloud vendors, real estate investment trusts and regional colocation providers. We compete effectively with respect to the key competitive dimensions in the information availability industry, namely economies of scale, quality of infrastructure, scope and quality of services, including breadth of supported hardware platforms and network capacity, level and quality of customer support, level of technical expertise, vendor neutrality, and price. We maintain important competitive advantages including our experience, our reliability, our reputation as an innovator, our proven track record, our financial stability and our ability to provide the entire portfolio of availability services as a single vendor solution.

Employees

As of December 31, 2013, we had approximately 17,000 employees. Our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS).

ITEM 1A.	RISK FACTORS

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	global economic and market conditions;

•	the condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	our high degree of debt-related leverage;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the trend in information availability toward solutions utilizing more dedicated resources;

•	the market and credit risks associated with broker/dealer operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business;

•	the integration and performance of acquired businesses;

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents;

•	a material weakness in our internal controls; and

•	unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions.

The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the United States Securities and Exchange Commission (“SEC”), including this Report. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

As a result of being acquired on August 11, 2005 by a consortium of private equity investment funds, we are highly leveraged and our debt service requirements are significant.

Our high degree of debt-related leverage could have important consequences, including:

•	making it more difficult for us to make payments on our debt obligations;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•	restricting us from making acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit agreement and the indentures relating to our senior notes due 2018 and 2020 and senior subordinated notes due 2019. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our senior notes due 2018 and 2020 and senior subordinated notes due 2019 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

In addition, under the senior secured credit agreement, under certain circumstances, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.

If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement and the senior secured notes due 2014, to the extent required by the indenture governing these notes. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facilities and the senior notes, as well as our unsecured indebtedness.

Risks Related to Our Business

Our business depends largely on the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business and results of operations.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their IT spending. In addition, customers may curtail or discontinue trading operations, delay or cancel IT projects, or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess IT resources may choose to take their information availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results. Because our financial performance tends to lag behind fluctuations in the economy, our recovery from any particular downturn in the economy may not occur until after economic conditions have generally improved.

Our business depends to a significant degree on the financial services industry, and a weakening of, or further consolidation in, or new regulations affecting, the financial services industry could adversely affect our business and results of operations.

Because our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, including bankruptcies, our business and financial results may suffer. If financial services firms continue to consolidate, there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate on a non-SunGard system, which could have an adverse effect on our financial results.

To the extent newly adopted regulations negatively impact the business, operations or financial condition of our customers, our business and financial results could be adversely affected. We could be required to invest a significant amount of time and resources to comply with additional regulations or to modify the manner in which we provide products and services to our customers; and such regulations could limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones at all or in a timely manner, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business and financial results.

Catastrophic events may disrupt or otherwise adversely affect the markets in which we operate, our business and our profitability.

Our business may be adversely affected by a war, terrorist attack, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our customers, the financial markets or the overall economy. The potential for a direct impact is due primarily to our significant investment in our infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. Despite our preparations, a security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for customers, disruptions to our operations, or damage to our important facilities. The same disasters or circumstances that may lead to our customers requiring access to our availability services may negatively impact our own ability to provide such services. Our three largest availability services facilities are particularly important, and a major disruption at one or more of those facilities could disrupt or otherwise impair our ability to provide services to our availability services customers. If any of these events happen, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Our information systems’ processing environments may be subject to disruptions that could adversely affect our reputation and our business.

Our information systems’ processing environments maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our capital markets systems maintain account and trading information for our customers and their clients, and our wealth management and insurance systems maintain investor account information for retirement plans, insurance policies and mutual funds. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches or cyber security threats. If our processing environments are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Because the sales cycle for our software is typically lengthy and unpredictable, our results may fluctuate from period to period.

Our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software sales. We offer a number of our software solutions on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. As a result, the sales cycle for a software license may be lengthy and take unexpected turns. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales.

Rapid changes in technology and our customers’ businesses could adversely affect our business and financial results.

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we may not be able to respond adequately. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks and we may find it difficult or costly to, among other things:

•	update our products and services and to develop new products fast enough to meet our customers’ needs;

•	make some features of our products and services work effectively and securely over the Internet;

•	integrate more of our FS solutions;

•	update our products and services to keep pace with business, regulatory and other developments in the financial services industry, where many of our customers operate; and

•	update our services to keep pace with advancements in hardware, software and telecommunications technology.

Some technological changes, such as advancements that have facilitated the ability of our AS customers to develop their own internal solutions, may render some of our products and services less valuable or eventually obsolete. In addition, because of ongoing, rapid technological changes, the useful lives of some technology assets have become shorter and customers are therefore replacing these assets more often. As a result, our customers are increasingly expressing a preference for contracts with shorter terms, which could make our revenue less predictable in the future.

Customers taking their information availability solutions in-house or leveraging inexpensive shared cloud-based solutions may create greater pressure on our organic revenue growth rate.

Our AS solutions allow customers to leverage our technology expertise and process-IP, resource management capabilities and substantial infrastructure investments. Technological advances in recent years have significantly reduced the cost and the complexity of developing in-house solutions. Some customers, especially among the very largest having significant IT resources, prefer to develop and maintain their own in-house availability solutions, which can result in a loss of revenue from those customers. If this trend continues or worsens, there will be continued pressure on our organic revenue growth rate. Also, cloud-based solutions are often perceived as inherently redundant and highly available. This is a misconception, as high availability is only provided when expressly engineered into a cloud environment. However, this belief along with the opportunity to leverage inexpensive cloud infrastructure for shared recovery options can, over time, become a more significant competitive threat especially in the area of availability solutions for less critical applications.

The trend toward information availability solutions utilizing more single customer dedicated resources likely will lower our overall operating margin rate over time.

In the information availability services industry, especially among our more sophisticated customers, there is preference for solutions that utilize some level of dedicated resources, such as blended advanced recovery services and managed services. The primary reason for this is that adding dedicated resources, although more costly, provides greater control, increases security, reduces the risk of data loss and facilitates quicker responses to business interruptions. Advanced recovery services often result in greater use of dedicated resources with a modest decrease in operating margin rate. Managed services require significant dedicated resources and, therefore, have an appropriately lower operating margin rate.

Our securities brokerage operations are highly regulated and are riskier than our other businesses.

Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, the Financial Industry Regulatory Authority, and the (U.K.) Financial Services Authority can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Such sanctions may arise out of currently-conducted activities or those conducted in prior periods. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance, and enforcement of an effective brokerage compliance program. Failure to establish, maintain, and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

We are exposed to certain risks relating to the execution services provided by our brokerage operations to our customers and counterparties, which include other broker-dealers, active traders, hedge funds, asset managers, and other institutional and non-institutional clients. These risks include, but are not limited to, customers or counterparties failing to pay for or deliver securities, trading errors, the inability or failure to settle trades, and trade execution system failures. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we may not be able to limit our liability for trading losses or failed trades even when we are not at fault. As a result, we may suffer losses that are disproportionately large compared to the relatively modest profit contributions of our brokerage operations.

If we fail to comply with government regulations in connection with our business or by providing technology services to certain financial institutions, our business and results of operations may be adversely affected.

Because we act as a third-party service provider to financial institutions and provide mission-critical applications for many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”), we are subject to examination by the member agencies of the FFIEC. More specifically, we are a Multi-Regional Data Processing Servicer of the FFIEC because we provide mission critical applications for financial institutions from several data centers located in different geographic regions. As a result, the FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide services, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. Our incurrence of significant debt in connection with the LBO increases the risk of an FFIEC agency review determining that our financial stability has been weakened. A sufficiently unfavorable review from the FFIEC could result in our financial institution customers not being allowed to use our technology services, which could have a material adverse effect on our business and financial condition.

If we fail to comply with any regulations applicable to our business, we may be exposed to unexpected liability and/or governmental proceedings, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on business and financial results.

If we are unable to retain or attract customers, our business and financial results will be adversely affected.

If we are unable to keep existing customers satisfied, sell additional products and services to existing customers or attract new customers, then our business and financial results may suffer. A variety of factors could affect our ability to successfully retain and attract customers, including the level of demand for our products and services, the level of customer spending for information technology, the level of competition from customers that develop their own solutions internally and from other vendors, the quality of our customer service, our ability to update our products and develop new products and services needed by customers, and our ability to integrate and manage acquired businesses. Further, the markets in which we operate are highly competitive and we may not be able to compete effectively. Our services revenue, which has been largely recurring in nature, comes from the sale of our products and services under fixed-term contracts. We do not have a unilateral right to extend these contracts when they expire. Revenue from our broker/dealer businesses is not subject to minimum or ongoing contractual commitments on the part of brokerage customers. If customers cancel or refuse to renew their contracts, or if customers reduce the usage levels or asset values under their contracts, there could be a material adverse effect on our business and financial results.

If we fail to retain key employees, our business may be harmed.

Our success depends on the skill, experience and dedication of our employees. If we are unable to retain and attract sufficiently experienced and capable personnel, especially in product development, sales and management, our business and financial results may suffer. For example, if we are unable to retain and attract a sufficient number of skilled technical personnel, our ability to develop high quality products and provide high quality customer service may be impaired. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. When talented employees leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully retain and attract the personnel that we need.

We are subject to the risks of doing business internationally.

A portion of our revenue is generated outside the United States, primarily from customers located in Europe. Over the past few years, we have expanded our operations in certain emerging markets in Asia, Africa, Europe, the Middle East and South America. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected or unfavorable changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable and potentially adverse foreign tax law changes;

•	significant adverse changes in foreign currency exchange rates;

•	longer accounts receivable cycles;

•	managing a geographically dispersed workforce; and

•	difficulties associated with repatriating cash in a tax-efficient manner.

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

Our acquisitions may not be successful and we may not be able to successfully integrate and manage acquired businesses.

Generally, we seek to acquire businesses that broaden our existing product lines and service offerings and expand our geographic reach. There can be no assurance that our acquisitions will be successful or that we will be able to identify suitable acquisition candidates and successfully complete acquisitions. In addition, we may finance any future acquisition with debt, which would increase our overall levels of indebtedness and related interest costs. If we are unable to successfully integrate and manage acquired businesses, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected, be subject to an adverse litigation outcome or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to the acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities (including assumed liabilities not fully indemnified by the seller) in connection with acquisitions.

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our K-12 and PS businesses.

Certain of our customer contracts, particularly those with governments and school districts, may be partly or completely terminated by the customer due to budget cuts or sometimes for any reason at all. These types of clauses are often called “fiscal funding” or “termination for convenience” clauses. If a customer exercises one of these clauses, the customer would be obligated to pay for the services we performed up to the date of exercise, but would not have to pay for any further services. In addition, governments and school districts may require contract terms that differ from our standard terms. While we have not been materially affected by exercises of these clauses or other unusual terms in the past, we may be in the future. If customers that collectively represent a substantial portion of our revenue were to invoke the fiscal funding or termination for convenience clauses of their contracts, our future business and results of operations could be adversely affected.

The private equity firms that acquired the Company (“Sponsors”) control us and may have conflicts of interest with us.

Investment funds associated with or designated by the Sponsors indirectly own, through their ownership in the Parent Companies, a substantial portion of our capital stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether our bondholders believe that any such transaction is in their own best interests. For example, the Sponsors could cause us to make acquisitions or pay dividends that increase the amount of indebtedness that is secured or that is senior to our senior subordinated notes, or to sell assets.

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

If we are unable to protect our proprietary technologies and defend infringement claims, we could lose one of our competitive advantages and our business could be adversely affected.

Our success depends in part on our ability to protect our proprietary products and services and to defend against infringement claims. If we are unable to do so, our business and financial results may suffer. To protect our proprietary technology, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. Despite our efforts to protect the proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology. It also is possible that others will develop and market similar or better technology to compete with us. Furthermore, existing patent, copyright and trade secret laws may afford only limited protection, and the laws of certain countries do not protect proprietary technology as well as United States law. For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use. If any of these events happens, there could be a material adverse effect on the value of our proprietary technology and on our business and financial results. In addition, litigation may be necessary to protect our proprietary technology. This type of litigation is often costly and time-consuming, with no assurance of success.

We may be sued for violating the intellectual property rights of others.

The software industry is characterized by the existence of a large number of trade secrets, copyrights and the growing number of issued patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may unknowingly violate the intellectual property rights of others. Some of our competitors or other third parties may have been more aggressive than us in applying for or obtaining patent rights for innovative proprietary technologies both in the United States and internationally. In addition, we use a limited amount of open source software in our products and may use more open source software in the future. Because open source software is developed by numerous independent parties over whom we exercise no supervision or control, allegations of infringement for using open source software are possible. Although we monitor our use and our suppliers’ use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.

As a result of all of these factors, there can be no assurance that in the future third parties will not assert infringement claims against us and preclude us from using a technology in our products or require us to enter into royalty and licensing arrangements on terms that are not favorable to us, or force us to engage in costly infringement litigation, which could result in us paying monetary damages or being forced to redesign our products to avoid infringement. Additionally, our licenses and service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of the intellectual property rights of third parties with respect to our products or services. We might have to defend or indemnify our customers to the extent they are subject to these types of claims. Any of these claims may be difficult and costly to defend and may lead to unfavorable judgments or settlements, which could have a material adverse effect on our reputation, business and financial results. For these reasons, we may find it difficult or costly to add or retain important features in our products and services.

At present, we are vigorously defending a number of patent infringement cases. While we do not believe we have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate materially adversely affect our financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, it could have a material adverse effect on our business and financial results.

Defects, design errors or security flaws in our products could harm our reputation and expose us to potential liability.

Most of our products are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our products, we may make a major design error that makes the product operate incorrectly or less efficiently.

In addition, certain of our products include security features that are intended to protect the privacy and integrity of customer data. Despite these security features, our products and systems, and our customers’ systems may be vulnerable to break-ins and similar problems caused by third parties, such as hackers bypassing firewalls and misappropriating confidential information. Such break-ins or other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and those of our customers, subject us to liability and tarnish our reputation. We may need to expend significant capital resources in order to eliminate or work around errors, defects, design errors or security problems. Any one of these problems in our products may result in the loss of or a delay in market acceptance of our products, the diversion of development resources, a lower rate of license renewals or upgrades and damage to our reputation, and in turn may increase service and warranty costs.

A material weakness in our internal controls could have a material adverse affect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Further, the complexities of our quarter- and year-end closing processes increase the risk that a weakness in internal control over financial reporting may go undetected. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, any one of which could adversely affect our business prospects.

Unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions could affect our profitability or cash flow.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. We regularly are under examination by tax authorities. Although we believe our income tax provision is reasonable, the final determination of our tax liability could be materially different from our historical income tax provisions, which could have a material effect on our financial position, results of operations or cash flows. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted, it could have a material adverse effect on our business and financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease space in many locations worldwide, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices. We also own some of our computer and office facilities. Our principal facilities include our leased Availability Services facilities in Philadelphia, Pennsylvania (748,700 square feet), Carlstadt, New Jersey (517,300 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey; Burlington, Massachusetts; Hopkins, Minnesota; Salem, New Hampshire; Ridgefield, New Jersey; and Wayne, Pennsylvania. We believe that our leased and owned facilities are adequate for our present operations.

ITEM 3.	LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations. Information with respect to this item may be found in Note 17 of the Notes to Consolidated Financial Statements in this Report, which information is incorporated into this Item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of March 1, 2014, there were 632 holders of record of each of Class A common stock and Class L common stock of SCC, and there was one holder of record of common stock of SunGard.

See ITEM 7-LIQUIDITY AND CAPITAL RESOURCES—COVENANT COMPLIANCE for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

SunGard Capital Corp.

	2009	2010		2011	2012	2013
	(in millions)
Income Statement Data (1)
Revenue	$4,694		$4,378	$4,381	$4,213	$4,134
Operating income (loss)	(686)		199	341	71	460
Income (loss) from continuing operations	(1,183)		(418)	(66)	(398)	50
Income (loss) from discontinued operations	66		(152)	(85)	332	12
Net income (loss)	(1,117)		(570)	(151)	(66)	62
Cash Flow Data
Cash flow from continuing operations	N/A (2)	$	N/A (2)	$608	$634	$734
Cash flow from discontinued operations	N/A (2)		N/A (2)	70	(390)	11

Cash flow from operations	$640		$721	$678	$244	$745
Balance Sheet Data
Total assets	$13,980		$12,968	$12,550	$10,021	$9,779
Total short-term and long-term debt	8,315		8,055	7,829	6,662	6,392
Equity	1,914		1,452	1,375	614	695

SunGard Capital Corp. II

	2009	2010		2011	2012	2013
	(in millions)
Income Statement Data (1)
Revenue	$4,694		$4,378	$4,381	$4,213	$4,134
Operating income (loss)	(686)		199	341	71	461
Income (loss) from continuing operations	(1,184)		(418)	(66)	(398)	51
Income (loss) from discontinued operations	66		(152)	(85)	332	12
Net income (loss)	(1,118)		(570)	(151)	(66)	63
Cash Flow Data
Cash flow from continuing operations	N/A (2)	$	N/A (2)	$608	$634	$735
Cash flow from discontinued operations	N/A (2)		N/A (2)	70	(390)	11

Cash flow from operations	$640		$721	$678	$244	$746
Balance Sheet Data
Total assets	$13,980		$12,968	$12,550	$10,021	$9,779
Total short-term and long-term debt	8,315		8,055	7,829	6,662	6,392
Stockholders’ equity	2,026		1,567	1,433	688	780

SunGard Data Systems Inc.

	2009	2010		2011	2012	2013
	(in millions)
Income Statement Data (1)
Revenue	$4,694		$4,378	$4,381	$4,213	$4,134
Operating income (loss)	(686)		199	341	71	461
Income (loss) from continuing operations	(1,184)		(418)	(64)	(398)	51
Income (loss) from discontinued operations	66		(152)	(85)	332	12
Net income (loss)	(1,118)		(570)	(149)	(66)	63
Cash Flow Data
Cash flow from continuing operations	N/A (2)	$	N/A (2)	$608	$634	$735
Cash flow from discontinued operations	N/A (2)		N/A (2)	70	(390)	11

Cash flow from operations	$639		$721	$678	$244	$746
Balance Sheet Data
Total assets	$13,980		$12,968	$12,550	$10,021	$9,779
Total short-term and long-term debt	8,315		8,055	7,829	6,662	6,392
Stockholder’s equity	2,067		1,607	1,461	716	821

(1)	Included in the 2009 loss from continuing operations is a goodwill impairment charge of $1.13 billion and the write-off of intangible assets of $35 million.

Included in the 2010 loss from continuing operations is a goodwill impairment charge of $205 million and a loss on the extinguishment of debt of $58 million, including tender and call premiums of $39 million, associated with the early retirement of $1.6 billion senior notes due 2013 and euro denominated term loans. Included in the 2010 loss from discontinued operations is a goodwill impairment charge of $123 million and a loss on disposal of discontinued operations of $94 million.

Included in the 2011 loss from continuing operations are goodwill impairment charges of $48 million related to prior-year periods, which have been corrected in 2011, and an income tax benefit of $48 million reflecting amortization of the deferred tax liability, which benefit would have been reflected in prior years in the statement of comprehensive income. Included in the 2011 income (loss) from discontinued operations is $135 million of deferred tax expense related to the book-over-tax basis difference of a Higher Education (“HE”) subsidiary that was classified as held for sale at December 31, 2011, and a goodwill impairment charge of $3 million.

Included in the 2012 loss from continuing operations is a goodwill impairment charge of $385 million and a loss on extinguishment of debt of $82 million, including tender and call premiums of $48 million, due primarily to the early extinguishments of the senior notes due 2015 and the senior subordinated notes due 2015, and the partial repayment of term loans in January and December 2012. Included in the 2012 income from discontinued operations are gains on the sale of discontinued operations of $571 million primarily related to the sale of HE.

See Notes 1, 3, 5 and 8 of Notes to Consolidated Financial Statements.

(2)	The split of cash flow from continuing operations and cash flow from discontinued operations is not available for 2009 and 2010 due to reclassifications of businesses into discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s leading software and technology services companies. We provide software and technology services to financial services, education and public sector organizations. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software. We serve approximately 23,000 customers in more than 70 countries. Our high quality software solutions, excellent customer support and specialized technology services result in strong customer retention rates across all of our business segments, and create long-term customer relationships.

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 in a leveraged buy-out (the “LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG.

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp (“SCC”). SCCII and SCC are collectively referred to as the “Parent Companies.” All four of these companies were formed for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” The use of “we”, “our”, “us” and similar terms is meant to refer to each of SCC, SCCII and SunGard.

We operate our business in three segments: Financial Systems (“FS”), Availability Services (“AS”) and Public Sector & Education (“PS&E”).

FS provides mission-critical software and technology services to virtually every type of financial services institution, including, buy-side and sell-side institutions, third-party administrators, wealth managers, retail banks, insurance companies, corporate and government treasuries and energy trading firms. Our broad range of complementary software solutions and associated technology services help financial services institutions automate the business processes associated with trading, managing portfolios and accounting for investment assets.

In FS, we have been generating organic growth by shifting our development, marketing and sales resources to address faster growing products, services and geographic markets. We are investing in development to bring more innovative solutions to market, addressing the specific demands of our clients. We are also investing in sales to expand our customer base and to sell more of our solutions to existing clients. We are particularly focused on the emerging markets, which now exceed ten percent of FS revenue. Emerging markets include the emerging areas of Asia (China, India, Southeast Asia) as well as the Middle East, Africa, Latin America and Eastern Europe.

Offsetting our organic growth are two headwinds. First, we have intentionally exited certain slower growing products or markets in order to enhance our growth rate and improve our profitability. In some instances, these exits have been discrete and sizable enough to warrant discontinued operations treatment in our financial statements. In other cases, the reduction in revenue and spending are less significant on an individual product basis and are included in continuing operations. These product exits have negatively impacted our revenue growth but have helped to enhance our profit margins.

The second headwind is an increased level of customer attrition, partially due to the 2008 financial crisis. Often, this attrition was due to mergers and acquisitions in the industry but also included some notable customer bankruptcies. Since our systems are so deeply embedded in our customer operations, transitions can take years to accomplish, generating a prolonged headwind in our FS business. Nonetheless, as the industry has been slowly recovering, we expect this attrition to be reduced in the future.

AS provides disaster recovery services, managed IT services, information availability consulting services and business continuity management software to customers in North America and Europe. With approximately five million square feet of data center and operations space, AS assists IT organizations across virtually all industry and government sectors to prepare for and recover from emergencies by helping them optimize their computer uptime. Through direct sales and channel partners, AS helps organizations ensure their people and customers have uninterrupted access to the information systems they need in order to conduct business.

In AS, recovery services revenue has been declining due to customers shifting from traditional backup and recovery solutions to either in-house, disk-based, cloud-based or managed recovery solutions. In this environment, we have introduced a series of advanced “recovery-as-a-service” offerings. For example, the Managed Recovery Program (“MRP”) brings SunGard’s expertise to our customers’ disaster recovery operations. MRP automates and facilitates the outsourcing of traditional disaster recovery services offerings, providing a unique value proposition to our customers. In addition, we offer Recover2Cloud®, Managed Backup and other recovery-as-a-service offerings which address our customers’ changing computing landscape and their requirement for business continuity.

As disclosed in the Form 8-K filed on January 24, 2014, we intend to split-off the AS business from SunGard on a tax-free basis to our existing stockholders, including our private equity owners. The split-off is expected to be completed as early as March 2014, subject to the satisfaction of various customary conditions, including the receipt of financing for AS, opinions of counsel as to the tax-free nature of the split-off and related transactions, and final approval from our board of directors.

The split-off of AS from SunGard will result in the strategic separation of SunGard into two financially strong, independent companies and will bring greater clarity and alignment to each company’s mission. While both businesses have been part of SunGard for a long time, they serve vastly different customer needs and have very different business profiles, with distinct capital requirements, sales forces and competitors. With the split-off of AS, AS can, among other things, provide its key managers with incentives that directly align them with the AS business, allowing AS to retain and motivate those managers and attract future key AS managers. The two more focused and autonomous companies, each with significant size, capabilities and financial strength, will be better positioned to drive long-term growth and value for customers, employees and investors.

Our PS&E segment provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public and private schools, utilities, nonprofits, and other public sector institutions.

In PS&E, we are seeing strong demand for our software offerings and related professional services. As a result of the increase in demand for professional services, additional resources are being added to work through our backlog and accelerate customer start dates providing both revenue and profit growth.

In January 2012, the Company completed the sale of its Higher Education (“HE”) business, which is included in discontinued operations for purposes of this Report. The net cash proceeds (as defined in the Credit Agreement) of $1.22 billion were used to repay, on a pro-rata basis, $396 million, $689 million and $137 million of tranche A, tranche B and the incremental term loan, respectively.

We are managing our business very carefully in this environment by selectively investing in areas of future organic growth. We have taken advantage of the attractive credit markets to refinance the majority of our debt, and have retired a portion of our higher cost debt, resulting in significantly reduced interest expense. We are actively managing working capital to improve cash generation. Altogether, this has resulted in improved cash flow, reduced debt and greater value to our shareholders.

Results of Operations:

We evaluate our performance using both accounting principles generally accepted in the United States (“GAAP”) and non-GAAP measures. Our primary non-GAAP measure is Adjusted EBITDA, whose corresponding GAAP measure is operating income. Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation;

•	amortization of acquisition-related intangible assets;

•	goodwill impairment;

•	severance and facility closure charges;

•	stock compensation;

•	management fees; and

•	certain other costs.

We believe Adjusted EBITDA is an effective tool to measure our operating performance since it excludes non-cash items and certain variable charges. We use Adjusted EBITDA extensively to measure both SunGard and its reportable segments within the Company and also to report our results to our board of directors. We use a similar measure, as defined in our senior secured credit agreement, for purposes of computing our debt covenants.

While Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to our reported GAAP results. Also, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Except as otherwise noted, all explanations below exclude the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present our constant currency information, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

The following discussion reflects the results of operations and financial condition of SunGard, which are materially the same as the results of operations and financial condition of SCC and SCCII. Therefore, the discussions provided are applicable to each of SunGard, SCC and SCCII, unless otherwise noted. Also, the following discussion includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements and related footnotes and the discussion of certain risks and uncertainties (see ITEM 1A—RISK FACTORS) that could cause future operating results to differ materially from historical results or the expected results indicated by forward looking statements.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The table below presents SunGard’s financial results, including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income, which we believe to be a comparable measure.

SunGard:

			Year over Year Change
	2012	2013	Reported		Constant Currency
	(in millions)
Revenue	$4,213	$4,134	(2)%		(2)%
Adjusted EBITDA	1,229	1,202	(2)%		(3)%
Adjusted EBITDA margin	29.2%	29.1%	(0.1	)pts	(0.4	)pts
Reconciliation of Adjusted EBITDA to Operating Income:
Depreciation (1)	(287)	(303)	(6)%		(6)%
Amortization of acquisition-related intangible assets	(382)	(334)	13%		13%
Goodwill impairment	(385)	—	100%		100%
Severance and facility closure costs	(46)	(27)	42%		42%
Stock compensation	(37)	(46)	(24)%		(24)%
Management fees	(14)	(12)	10%		10%
Other costs	(7)	(19)	(135)%		(136)%

Operating income	$71	$461	552%		533%

Operating margin	1.7%	11.2%	9.5	pts	9.1	pts

(1)	Includes amortization of capitalized software.

Pts = percentage points

Total Revenue:

			Year over Year Change
	2012	2013	Reported	Constant Currency
	(in millions)
Services revenue	$3,878	$3,802	(2)%	(2)%
License & resale revenue	274	276	1%	—%
Reimbursed expense revenue	61	56	(9)%	(9)%

Total Revenue	$4,213	$4,134	(2)%	(2)%

During the past three fiscal years, services revenue has averaged approximately 92% of total revenue. About 80% of services revenue is highly recurring as a result of multi-year contracts and is generated from software-related services including software maintenance, support and rentals, and managed and recovery services. The remaining services revenue includes professional services, which are mainly generated from implementation and consulting services in connection with the sale of our products, and from broker/dealer fees. Our revenue is highly diversified by customer, product and geography. During each of the past three years, in total and in each of our segments, no single customer has accounted for more than 3% of revenue.

Reported services revenue decreased $76 million, or 2%, in 2013 from 2012. On a constant-currency basis, services revenue decreased $72 million, or 2%. The decrease in services revenue is primarily due to customer attrition in our traditional AS recovery services business and due to certain headwinds in our FS revenues, as discussed above. Offsetting this, to some degree, is increased revenue in AS managed services, primarily due to a new customer in Europe, increased revenue in some FS product lines, from the 2012 acquisition of a business in our FS segment and from the sale in 2013 of a customer bankruptcy claim.

License and resale fee revenue includes revenue from sales of term and perpetual software licenses and resale fees from the resale of third party software licenses and/or equipment. On a constant-currency basis, software license and resale fee revenue was unchanged from 2012 levels. This revenue increased in three of the four quarters of 2013, but was significantly lower in the second quarter of 2013 reflecting the timing of license renewals.

Adjusted EBITDA:

The following table details the Adjusted EBITDA for each of our three reportable segments and corporate spending to reconcile to total SunGard Adjusted EBITDA. Following the table below is a discussion of each of our reportable segments.

	Adjusted EBITDA
	2012	2013
	(in millions)
FS	$727	$746
AS	480	436
PS&E	66	66
Corporate	(44)	(46)

Total	$1,229	$1,202

Our reported Adjusted EBITDA margin declined 0.1 points to 29.1% in 2013. The decline was driven by a reduction in the AS Adjusted EBITDA margin, resulting from a decrease in our traditional recovery services revenue and an increase in start-up costs reflecting the investment in MRP and a new managed services customer in Europe. Offsetting the margin decline, to some extent, was the expansion of the FS Adjusted EBITDA margin reflecting improvements in our administrative and development spending and an increase in capitalized software. In addition, currency fluctuation improved margin by 0.3 points, primarily within our expense base, as the U.S. dollar strengthened against the Indian Rupee and the Pound Sterling.

Total Operating Margin:

Our total reported operating margin was 11.2% for 2013. Our total operating margin on a constant-currency basis was 10.8% for 2013 compared to 1.7% for 2012. The more significant factors impacting the 9.1 margin point improvement are the following:

•	a 9.1 margin point improvement from the $385 million goodwill impairment in 2012. There was no impairment in 2013;

•	a 1.1 margin point improvement from the decrease in amortization of acquisition-related intangible assets due to a portion of software and customer base intangible assets that became fully amortized in 2012; and

•	a 1.0 margin point reduction from the decline in the AS Adjusted EBITDA margin due primarily to the decrease in recovery services revenue and the margin pressure of start-up costs reflecting the investment in MRP and a new managed services customer contract in Europe.

Financial Systems segment:

			Year over Year Change
	2012	2013	Reported		Constant Currency
	(in millions)
Services revenue	$2,322	$2,277	(2)%		(2)%
License & resale revenue	243	244	1%		—%
Reimbursed expense revenue	39	30	(23)%		(24)%

Total Revenue	2,604	2,551	(2)%		(2)%
Adjusted EBITDA	727	746	3%		1%
Adjusted EBITDA margin	27.9%	29.2%	1.3	pts	0.8	pts

Revenue:

In 2013, FS services revenue was approximately 89% of total FS revenue. Approximately 72% of services revenue is highly recurring as a result of multi-year contracts related to software maintenance, support, rentals and managed services. The remaining services revenue includes professional services (approximately 21% of services revenue), which is mainly generated from implementation and consulting services in connection with the sale of our products, and from broker/dealer fees (approximately 6% of services revenue). License fees represent 9% of total FS revenue and reflect both new customer licenses and renewal of term licenses by existing customers.

FS reported revenue decreased $53 million, or 2%, in 2013 from 2012. On a constant-currency basis, revenue decreased $56 million, or 2%, from the prior year. The decline was due to customer attrition, as described above, partially offset by growth in certain SunGard products, particularly in the emerging markets.

Additionally, services revenue was impacted by a reduction in professional services reflecting the completion of certain large projects, partially offset by the recognition of significant customer milestones in the fourth quarter of 2013. In addition, revenue grew by $15 million from the acquisition of a business in the fourth quarter of 2012 and by $12 million due to the sale of the bankruptcy claim mentioned above.

License and resale revenue was essentially unchanged from 2012 levels. In 2013, our license revenue increased due to new license sales of certain products, particularly in the emerging markets. However, renewals of existing term licenses were lower in 2013 than in 2012. This revenue increased in three of the four quarters of 2013, but was significantly lower in the second quarter of 2013 reflecting the timing of license renewals. We generally sell term licenses with a three to seven year term. Depending on the Dollar value and timing of these license renewals, our results may be impacted in a particular quarter or year.

Adjusted EBITDA:

The FS Adjusted EBITDA margin improved 1.3 points to 29.2% in 2013. Of the margin expansion, 0.5 points was due to currency fluctuation, primarily within our expense base as the U.S. dollar strengthened against the Indian Rupee and the Pound Sterling. The remaining 0.8 points of margin expansion was driven by two factors. First, we continually execute a “lean” program designed to identify cost savings and productivity improvements. This program serves to improve our profitability and help fund our sales and development investments. For example, in 2013, we continued to reduce our administrative spending, improving margins by 1.0 point, which was driven by this program and the impact of our 2012 restructuring actions.

Second, we have realized a 0.6 margin point expansion through improvements in our development initiatives by exiting certain slower growing products or markets and shifting our investments to capitalizable new product development initiatives to address the faster growing product, service and geographic markets.

Availability Services segment:

			Year over Year Change
	2012	2013	Reported		Constant Currency
	(in millions)
Services revenue	$1,383	$1,348	(2)%		(2)%
License & resale revenue	3	2	(23)%		(23)%
Reimbursed expense revenue	19	23	19%		19%

Total Revenue	1,405	1,373	(2)%		(2)%
Adjusted EBITDA	480	436	(9)%		(9)%
Adjusted EBITDA margin	34.2%	31.8%	(2.4	)pts	(2.4	)pts

Revenue:

In 2013, AS services revenue was approximately 98% of total AS revenue. Approximately 97% of services revenue is a result of multi-year disaster recovery, managed IT services and software-related contracts. The remaining services revenue includes professional services, which are mainly generated from IT outsourcing and consulting services. Our revenue is highly diversified by customer and industry.

AS reported revenue decreased $32 million, or 2%, in 2013 from 2012. On a constant currency basis, revenue decreased $27 million, or 2%, in 2013 primarily due to decreases in recovery services and professional services revenue, partially offset by an increase in managed IT services particularly due to a new customer in Europe. Recovery services revenue has been declining due to customers shifting from traditional backup and recovery solutions to either in-house, disk-based, cloud-based or managed recovery solutions. In this environment, we have introduced MRP and advanced recovery service offerings, as described above. Demand has also been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Adjusted EBITDA:

The AS Adjusted EBITDA margin declined 2.4 points to 31.8% in 2013. Currency had no material impact on the margin decline. The 2.4 point reduction was driven, in part, by start-up costs for a new managed services customer in Europe. The impact of these start-up costs resulted in a decrease in Adjusted EBITDA margin of approximately 1.3 points. Additionally, AS introduced MRP and other advanced recovery-as-a-service offerings to address the shift to new and more sophisticated computing paradigms (e.g. cloud computing). The investment in these offerings coupled with the reduction in traditional recovery services revenue reduced margin by 1.1 points.

Public Sector & Education segment:

			Year over Year Change
	2012	2013	Reported		Constant Currency
	(in millions)
Services revenue	$173	$177	2%		2%
License & resale revenue	28	30	7%		7%
Reimbursed expense revenue	3	3	7%		7%

Total Revenue	204	210	3%		3%
Adjusted EBITDA	66	66	—%		—%
Adjusted EBITDA margin	32.5%	31.6%	(0.9	)pts	(0.9	)pts

Revenue:

In 2013, PS&E services revenue was approximately 85% of total PS&E revenue. Approximately 80% of services revenue is highly recurring as a result of multi-year contracts and is generated from software-related services including software maintenance, support, rentals and managed services. The remaining services revenue includes professional services (approximately 19%), which is mainly generated from implementation and consulting services in connection with the sale of our products. License and resale revenue represents 14% of total PS&E revenue. Our revenue is highly diversified by customer and product.

PS&E reported revenue and constant currency revenue increased $6 million, or 3%, in 2013 from 2012. Reported revenue from license and resale fees grew $2 million, or 7%, from 2012 driven by strong acceptance of new public sector solutions. The acceptance of these solutions drove managed and professional services growth resulting in a $4 million increase in services revenue. We continue to invest in professional service resources in order to accelerate customer start dates and build customer satisfaction associated with these services.

Adjusted EBITDA:

The PS&E Adjusted EBITDA margin declined 0.9 points to 31.6% in 2013. The 0.9 point reduction is driven by incentive payments on higher sales and an increase in professional service resources to reduce our backlog and accelerate customer start dates.

Non-operating Expenses:

Since April 2012, we refinanced approximately $3.2 billion of debt, taking advantage of the attractive debt markets, and repaid certain higher-cost senior notes. As a result, interest expense decreased to $398 million in 2013 from $428 million in 2012.

The refinancing and repayments of debt mentioned above resulted in a loss on extinguishment of debt of $6 million in 2013 and $82 million in 2012. The loss on extinguishment of debt in 2013 includes the loss related to the March 2013 refinance of $2.2 billion of term loans. The loss on extinguishment of debt in 2012 is driven by the early extinguishment of the senior notes due 2015, the senior subordinated notes due 2015 and the partial repayment of term loans in January and December 2012.

Income (loss) from discontinued operations, net of tax, was $12 million in 2013 and $332 million in 2012. During 2013, we agreed to sell two of our non-core FS subsidiaries. During 2012, we sold our Higher Education business (“HE”) and a FS subsidiary. See Note 3 of Notes to Consolidated Financial Statements for further information.

Income attributable to the non-controlling interest represents accreted dividends on SCCII’s cumulative preferred stock. The amount of accreted dividends was $169 million and $251 million for 2013 and 2012, respectively. The decrease in accreted dividends is due to the declaration and payment of a dividend in December 2012, partially offset by compounding.

Year Ended 2012 Compared to Year Ended 2011

The table below presents SunGard’s financial results, including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income, which we believe to be a comparable measure.

SunGard:

			Year over Year Change
	2011	2012	Reported		Constant Currency
	(in millions)
Revenue	$4,381	$4,213	(4)%		(3)%
Adjusted EBITDA	1,215	1,229	1%		1%
Adjusted EBITDA margin	27.8%	29.2%	1.4pts		1.1pts
Reconciliation of Adjusted EBITDA to Operating Income:
Depreciation (1)	(271)	(287)	(6)%		(7)%
Amortization of acquisition-related intangible assets	(432)	(382)	12%		11%
Goodwill impairment	(48)	(385)	(702)%		(702)%
Severance and facility closure costs	(59)	(46)	21%		20%
Stock compensation	(33)	(37)	(15)%		(15)%
Management fees	(12)	(14)	(15)%		(15)%
Other costs	(19)	(7)	62%		61%

Operating income	$341	$71	(79)%		(80)%

Operating margin	7.8%	1.7%	(6.1	)pts	(6.2	)pts

(1)	Includes amortization of capitalized software.

Total Revenue:

			Year over Year Change
	2011	2012	Reported	Constant Currency
	(in millions)
Services revenue	$4,001	$3,878	(3)%	(2)%
License & resale revenue	286	274	(5)%	(2)%
Reimbursed expense revenue	94	61	(35)%	(34)%

Total Revenue	$4,381	$4,213	(4)%	(3)%

Total SunGard reported revenue decreased $168 million, or 4%, in 2012 compared to 2011. On a constant currency basis, revenue decreased $122 million, or 3%. Approximately $56 million of the $122 million decrease, or 1.3 points of the three percentage points of decrease, was due to a decrease in revenue as we intentionally exited certain lower margin services in our broker/dealer business (the “Broker/Dealer”). These revenues were generally “pass through” fees to stock exchanges, as mentioned below.

Excluding the decrease from the Broker/Dealer, services revenue decreased $59 million, or 2%, and represents 1.4 of the three percentage points of the decrease in total revenue. Services revenue was impacted by customer attrition in our traditional AS recovery services business and our FS business. In addition, revenue decreased in FS and AS professional services reflecting the completion of certain large customer projects, which were related to our technology introduction cycle, to some degree. Offsetting this, to some extent, is increased revenue in AS and FS managed services and an increase from a small number of FS acquisitions.

Reported revenue from license and resale fees decreased $12 million, or 5%. This revenue increased in three of the four quarters of 2012, but was significantly lower in the first quarter of 2012 reflecting the timing of license renewals.

Reimbursed expense revenue decreased $33 million due to the decline in revenue in the Broker/Dealer.

Adjusted EBITDA:

The following table details the Adjusted EBITDA for each of our three reportable segments and corporate spending to reconcile to total SunGard Adjusted EBITDA. Following the table below is a discussion of each of our reportable segments.

	Adjusted EBITDA
	2011	2012
	(in millions)
FS	$715	$727
AS	508	480
PS&E	63	66
Corporate	(71)	(44)

Total	$1,215	$1,229

Our reported Adjusted EBITDA margin increased 1.4 points to 29.2% in 2012. Of the margin expansion, 0.3 points was due to currency fluctuations, primarily within our expense base, as the U.S. Dollar strengthened against the Indian Rupee and Euro. The remaining 1.1 points of margin expansion was driven by lower corporate administrative spending and a reduction in external service and consulting fees within FS. Offsetting the margin expansion, to some extent, was a decline in our AS recovery and professional services revenue.

Total Operating Margin:

Our total reported operating margin was 1.7% in 2012 compared to 7.8% in 2011. The more significant factors impacting the 6.1 margin point decrease are the following:

•	a 7.7 margin point decrease resulting from the $385 million goodwill impairment in Availability Services North America (“AS NA”) in 2012. In 2011, we had a $48 million impairment;

•	a 0.5 margin point impact from the decline in the AS Adjusted EBITDA margin due primarily to the decrease in recovery services and professional services revenue, partially offset by an increase in revenue from managed services and a decrease in equipment expense;

•	a 1.1 margin point increase from decreased amortization of acquisition-related intangible assets;

•	a 0.6 margin point increase from decreased corporate spending resulting from decreases of employment-related expenses (excluding severance) and advertising costs; and

•	a 0.4 margin point increase from the improvement in the FS Adjusted EBITDA margin due to expense management, primarily from reduced external services fees and consulting expenses.

Financial Systems segment:

			Year over Year Change
	2011	2012	Reported		Constant Currency
	(in millions)
Services revenue	$2,390	$2,322	(3)%		(2)%
License & resale revenue	256	243	(5)%		(3)%
Reimbursed expense revenue	71	39	(45)%		(45)%

Total Revenue	2,717	2,604	(4)%		(3)%
Adjusted EBITDA	715	727	2%		2%
Adjusted EBITDA margin	26.3%	27.9%	1.6	pts	1.2	pts

Revenue:

FS reported revenue decreased $113 million or 4%. On a constant currency basis, revenue decreased $78 million, or 3%. Two percentage points of the decrease was related to lower revenue as we exited certain products in the Broker/Dealer as discussed above. This impacted both services revenue and reimbursed expense revenue. Services revenue was also impacted by a decrease in professional services revenue reflecting the completion of certain large customer projects, which were somewhat related to our technology introduction cycle. Offsetting this, to some degree, were increases related to higher trading activity and new business signed in 2011 and 2012.

License and resale revenue decreased 5%, or 3% at constant currency. This revenue increased in three of the four quarters of 2012, but was significantly lower in the first quarter of 2012 reflecting the timing of license renewals.

In addition, a small number of acquisitions improved FS revenue by $13 million in total.

Adjusted EBITDA:

The FS Adjusted EBITDA margin improved 1.6 points to 27.9% in 2012. Of the margin expansion, 0.4 points was due to currency fluctuations, primarily within our expense base, as the U.S. Dollar strengthened against the Indian Rupee and Euro. The remaining 1.2 points of margin expansion was driven by lower administrative spending due to reductions in external services, consulting fees and a decrease in facilities costs (excluding facility closure costs).

Availability Services segment:

			Year over Year Change
	2011	2012	Reported		Constant Currency
	(in millions)
Services revenue	$1,438	$1,383	(4)%		(3)%
License & resale revenue	2	3	(15)%		(14)%
Reimbursed expense revenue	20	19	(3)%		—%

Total Revenue	1,460	1,405	(4)%		(3)%
Adjusted EBITDA	508	480	(6)%		(5)%
Adjusted EBITDA margin	34.8%	34.2%	(0.6	)pts	(0.6	)pts

Revenue:

AS reported revenue decreased $55 million, or 4%, in 2012 from the prior year. On a constant currency basis, revenue decreased $44 million, or 3%, in 2012 primarily due to decreases in recovery services and professional services revenue related to our traditional North American recovery business. This was offset, to some degree, by growth in new managed services offerings.

Adjusted EBITDA:

The AS Adjusted EBITDA margin declined 0.6 points to 34.2% in 2012. The margin decline was driven by the decline in our traditional high-margin recovery services and investments in new managed services offerings. This was offset, to some extent, by cost-savings programs which led to a decrease in equipment and facilities costs through favorable price negotiations, improved network costs, lower utilities and bringing certain maintenance services in-house.

Public Sector & Education segment:

			Year over Year Change
	2011	2012	Reported		Constant Currency
	(in millions)
Services revenue	$173	$173	—%		—%
License & resale revenue	28	28	2%		2%
Reimbursed expense revenue	3	3	(12)%		(12)%

Total Revenue	204	204	—%		—%
Adjusted EBITDA	63	66	5%		5%
Adjusted EBITDA margin	31.2%	32.5%	1.3	pts	1.3	pts

Revenue:

PS&E reported revenue and constant currency revenue were unchanged at $204 million in 2012. A decrease in professional services revenue was offset by an increase in managed services revenue.

Adjusted EBITDA:

The PS&E Adjusted EBITDA margin improved 1.3 points to 32.5% in 2012 due primarily to an increase in costs capitalized as software assets.

Non-operating Expenses:

During 2012, we used the proceeds of the Higher Education sale and free cash flow to reduce total debt by $1.2 billion. As a result, interest expense decreased to $428 million in 2012 from $524 million in 2011.

The repayments of debt mentioned above and the refinancing of our senior subordinated notes in the fourth quarter of 2012 resulted in a loss on extinguishment of debt of $82 million in 2012 compared to $3 million in 2011. The increase was due primarily to the early extinguishments of the senior notes due 2015, the refinancing of the senior subordinated notes due 2015, and the partial repayment of term loans in January and December 2012.

Income (loss) from discontinued operations, net of tax, was $332 million in 2012 and $(85) million in 2011. During 2012, we recorded a combined gain on the sales of two businesses of $571 million. During 2011, we recorded $135 million of deferred income tax expense related to the book-over-tax basis difference in a subsidiary of our HE business. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

Income (loss) attributable to the non-controlling interest represents accreted dividends on SCCII’s cumulative preferred stock. The amount of accreted dividends was $251 million and $225 million in 2012 and 2011, respectively. The increase is due to compounding.

Income Taxes:

The effective income tax rates for 2013 and 2012 were a provision of 11% and a benefit of 9%, respectively. The Company’s effective tax rate fluctuates from period to period due to changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, certain one-time items including tax rate changes, benefit of foreign taxes, net of a U.S. foreign tax credit, and adjustments related to the repatriation of unremitted earnings of foreign subsidiaries. The effective tax rate for 2012 was also impacted by the goodwill impairment charge, which is largely non-deductible. The effective tax rate for 2013 reflects the benefit of the rate differential between the U.S. and other countries, the benefit of a temporary reduction in statutory tax rates in certain jurisdictions, and the benefit of U.S. deductions associated with development and certain R&D tax credits. Also included in the benefit recorded in tax expense for 2013 results is a discrete item of $9 million related to a benefit associated with a tax accounting method change related to certain lease-related reserves.

The effective income tax rates for 2012 and 2011 were a tax benefit of 9% and 65%, respectively. The Company’s effective tax rate fluctuates from period to period due to changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, certain one-time items including tax rate changes, benefit of foreign taxes, net of a U.S. foreign tax credit, and adjustments related to the repatriation of unremitted earnings of foreign subsidiaries. The effective tax rates for 2012 and 2011 were also impacted by the goodwill impairment charges, which are largely nondeductible.

Liquidity and Capital Resources:

At December 31, 2012 and 2013, our liquidity was as follows (in millions):

	December 31,
	2012	2013

Cash and cash equivalents	$546	$706
Capacity: Revolving Credit Facility	857	831
Capacity: Receivables Facility	—	46

Total Liquidity	$1,403	$1,583

Total liquidity represents the amount of cash and readily available sources of cash available for debt service and working capital needs. We use total liquidity to ensure we have an adequate amount of funds to meet our obligations, especially since we have a significant amount of debt outstanding.

Included in cash and cash equivalents at December 31, 2013 was $395 million invested in money market accounts in the United States. Approximately $257 million of cash and cash equivalents at December 31, 2013 was held by our wholly-owned non-U.S. subsidiaries, which is available to fund operations and strategic investment opportunities abroad. Also, approximately $41 million of cash and cash equivalents at December 31, 2013 relates to our broker/dealer operations, some of which is not readily available for general corporate use.

The Company’s cash flows in the Unites States continue to be sufficient to fund its current domestic operations and obligations, including financing activities such as debt service. In addition, the Company has several options available to improve liquidity in the U.S., including repatriation of funds from foreign subsidiaries, borrowing funds under our revolving credit facilities, and calling intercompany loans that are in place with certain foreign subsidiaries. To the extent the Company elects to repatriate the earnings of our foreign subsidiaries, additional cash taxes could be payable. See Note 13 of the Consolidated Financial Statements for more detail.

In 2013, cash flow from continuing operations was the highest in recent history due to our earnings, lower interest charges and working capital improvement.

Cash flow from operations:

Cash flow from continuing operations was $735 million in 2013, an increase of $101 million versus 2012. The improvement in cash flows from continuing operations was primarily due to:

•	$81 million of lower interest payments in 2013;

•	$39 million increase in cash provided by working capital reductions due primarily to improved payables and receivables management and an increase in deferred revenue. This was partially offset by a one-time benefit in 2012 from exiting certain lower margin services in our Broker/Dealer business, which required significant cash reserves; and

•	a $17 million decrease in cash earned from operations.

Cash flow from continuing operations was $634 million in 2012, an increase of $26 million versus 2011. The improvement in cash flows from continuing in operations in 2012 from 2011 was primarily due to:

•	$51 million of lower interest payments in 2012;

•	a $33 million increase in cash earned from operations;

•	$25 million increase in cash due primarily to a one-time benefit in 2012 from exiting certain lower margin services in our Broker/Dealer business; partially offset by

•	a $83 million increase in income tax payments in 2012, principally due to a large refund in 2011.

Cash flow from investing activities:

Net cash used by continuing operations in investing activities was $258 million in 2013 and $296 million in 2012. We have been very selective in our acquisition strategy, spending $2 million in 2013 for one acquisition, $40 million in 2012 for two acquisitions and $35 million in 2011 for five acquisitions.

Our capital expenditures are generally tied to computer and telecommunications equipment, purchased software and capitalized software development costs. Capital expenditures for continuing operations were $258 million, $259 million and $275 million in 2013, 2012 and 2011, respectively. Capitalized development costs in continuing operations increased to $43 million in 2013 from $22 million in 2012, as we have been shifting our investment strategy to new product development initiatives to address the faster growing products, services and geographic markets. Excluding this capitalized software development, capital spending decreased $22 million from 2012 to 2013.

Cash flow from financing activities:

In 2013, net cash from continuing operations used in financing activities was $327 million, which included the following:

•	refinancing $2.2 billion of term loans;

•	additional repayments of $224 million of term loans; and

•	repayment of $50 million of our receivables facility revolver.

In 2012, net cash from continuing operations used in financing activities was $2.04 billion, which included the following:

•	repayment of $1.22 billion of term loans resulting from the sale of HE;

•	$1.02 billion to repurchase and redeem $1 billion of senior subordinated notes due 2015;

•	a $724 million preferred stock dividend;

•	$527 million to redeem the 10.625% senior notes due 2015; and

•	$217 million of optional prepayments of term loans.

partially offset by

•	the issuance of $1 billion of senior subordinated notes due 2019; and

•	a $720 million term loan to fund the dividend.

In 2011, net cash used by continuing operations in financing activities was $253 million, which included $239 million of debt repayments.

As a result of the LBO (August 11, 2005), we are highly leveraged. Total debt outstanding as of December 31, 2013 was $6.392 billion, which consists of the following (in millions):

December 31, 2013
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7
Tranche C due February 28, 2017, effective interest rate of 4.41%	427
Tranche D due January 31, 2020, effective interest rate of 4.50%	713
Tranche E due March 8, 2020, effective interest rate of 4.10%	2,183

Total Senior Secured Credit Facilities	3,330
Senior Secured Notes due 2014 at 4.875%	250
Senior Notes due 2018 at 7.375%	900
Senior Notes due 2020 at 7.625%	700
Senior Subordinated Notes due 2019 at 6.625%	1,000
Secured accounts receivable facility, at 3.67%	200
Other, primarily foreign bank debt, acquisition purchase price and capital lease obligations	12

Total debt	6,392
Short-term borrowings and current portion of long-term debt	(293)

Long-term debt	$6,099

See Note 5 of Notes to Consolidated Financial Statements which contains a full description of our debt.

In 2012 and 2013, we restructured our debt in light of the attractive credit markets. Specifically, we have extended our maturities, lowered our interest rates, removed the financial maintenance covenants with respect to our term loan facility and used interest rate swaps to manage the amount of floating rate debt in order to reduce our exposure to variable rate interest payments.

Senior Secured Credit Facilities

We have an $850 million revolving credit facility, of which $831 million was available for borrowing after giving effect to $19 million of outstanding letters of credit as of December 31, 2013.

On March 8, 2013, SunGard amended and restated its Amended and Restated Credit Agreement dated as of August 11, 2005, as amended and restated from time to time (“Credit Agreement”) to, among other things, (i) issue an additional term loan of $2,200 million (“tranche E”) maturing on March 8, 2020, the proceeds of which were used to (a) repay in full the $1,719 million tranche B term loan and (b) repay $481 million of the tranche C term loan; (ii) replace the $880 million of revolving commitments with $850 million of new revolving commitments, which will mature on March 8, 2018; and (iii) modify certain covenants and other provisions in order to, among other things (x) modify (and in the case of the term loan facility, remove) the financial maintenance covenants included therein and (y) permit the Company to direct the net cash proceeds of permitted dispositions otherwise requiring a prepayment of term loans to the prepayment of specific tranches of term loans at the Company’s sole discretion. The interest rate on tranche E is LIBOR plus 3% with a 1% LIBOR floor.

SunGard is required to repay installments in quarterly principal amounts of 0.25%, or an aggregate of approximately $7 million, of its funded tranche D and tranche E principal amounts through the maturity date, at which time the remaining aggregate principal balance is due.

Tranche D, tranche E and the new revolving credit commitments are subject to certain springing maturities which are described in the Credit Agreement.

Secured Accounts Receivable Facility

The Company also maintains a Secured Accounts Receivables Facility, which consists of an outstanding term loan of $200 million and a revolving credit commitment of $75 million. No amount was drawn on the revolving commitment. At December 31, 2013, $509 million of accounts receivable secured the borrowings under the receivables facility. During January 2014, we removed AS as a seller in the accounts receivable facility and, as a result, we repaid $60 million of the term loan component which permanently reduced the facility limit. The impact of removing AS as a seller and the resulting $60 million repayment of the term loan component had the effect of reducing the amount available for borrowing to aggregate commitments of $200 million, which is comprised of a $140 million term loan component and a $60 million revolving credit component.

The receivables facility includes a fee on the unused portion of 0.75% per annum and contains certain covenants. We are required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Interest Rate Swaps

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR or three-month LIBOR (0.17% and 0.25%, respectively, at December 31, 2013). The net receipt or payment from the interest rate swap agreements is included in interest expense. As of December 31, 2013, including the impact of our outstanding interest rate swaps, the composition of our debt was 54% fixed and 46% floating. A summary of our interest rate swaps at December 31, 2013 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
July 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month

Total/Weighted average interest rate		$600	1.15%

In February 2014, the Company entered into three new interest rate swap agreements for a total notional amount of $300 million. Each of these swap agreements are designated as cash flow hedges similar to those outstanding as of December 31, 2013. The Company will receive the greater of three-month LIBOR or 1%, and will pay fixed amounts between 2.24% to 2.28%.

Contractual Obligations

At December 31, 2013, our contractual obligations follow (in millions):

	Total	2014		2015	2016	2017-2018		Therafter
Short-term and long-term debt	$6,392	$293	(3)	$31	$31	$1,585	(3)	$4,452
Interest payments (1)	1,984	351		343	342	632		316
Operating leases	1,031	193		169	140	218		311
Purchase obligations (2)	199	124		47	12	12		4

Total	$9,606	$961		$590	$525	$2,447		$5,083

(1)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the tranche A secured term loan facility ($7 million at 1.92%), the tranche C term loan facility ($27 million at 3.92%), the tranche D term loan facility ($713 million at 4.50%), the tranche E term loan facility ($1,983 million at 4.00%), and the secured accounts receivable facility ($200 million at 3.67%), each as of December 31, 2013. See Note 5 of Notes to Consolidated Financial Statements.
(2)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.
(3)	In January and February 2014, the Company repaid the $250 million senior secured notes due January 2014, $60 million of receivables facility term loans due 2017 and the remaining $7 million of tranche A term loans due February 28, 2014.

Gross reserves for uncertain tax positions approximated $99 million (inclusive of continuing and discontinued operations) as of December 31, 2013. We believe it is more-likely-than-not that the uncertain tax positions for which a benefit has been recognized are sustainable, based solely on their technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. However, we have only recorded the portion of these tax benefits that are greater than fifty percent likely to be realized upon settlement with the taxing authority. To the extent that the relevant taxing authority disagrees with our positions it may result in a future cash outlay, which is not included in the contractual obligations table above. See Note 13 of Notes to Consolidated Financial Statements.

At December 31, 2013, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which $2 million is included in other other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $35 million.

We expect our cash on hand, cash flows from operations, availability under our revolving credit facility and our accounts receivable facility to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Depending on market conditions, SunGard, its Sponsors and their affiliates may from time to time repurchase debt securities issued by SunGard, in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant Compliance

Our senior secured credit facilities and the indentures governing our senior notes due 2018 and 2020 and our senior subordinated notes due 2019 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares,

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments,

•	make certain investments,

•	sell certain assets,

•	create liens,

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and

•	enter into certain transactions with our affiliates.

In addition, pursuant to the Principal Investor Agreement by and among our Holding Companies and the Sponsors, we are required to obtain approval from our Sponsors prior to the declaration or payment of any dividend by us or any of our subsidiaries (other than dividends payable to us or any of our wholly owned subsidiaries).

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

While we are currently well within our covenant requirements, if the financial maintenance covenant in the revolving credit facility were to apply and we failed to satisfy such covenant, then a default solely of the revolving credit facility would occur. If the revolving credit lenders fail to waive such default, then the revolving credit lenders could elect (upon a determination by a majority of the revolving credit lenders) to terminate their commitments and declare all amounts borrowed under the revolving credit facility due and payable. If this happens, all amounts borrowed under the senior secured term loan facilities would be due and payable as well. This acceleration would also result in a default under the indentures.

Under the indentures governing SunGard’s senior notes due 2018 and 2020 and senior subordinated notes due 2019 and SunGard’s senior secured credit agreement, our ability to incur additional indebtedness, make investments and pay dividends remains tied to a leverage or fixed charge ratio based on Adjusted EBITDA. Adjusted EBITDA, in our credit facilities, is defined as EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2018 and 2020 and senior subordinated notes due 2019 and in our senior secured credit agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. Adjusted EBITDA is similar, but not identical, to Adjusted EBITDA used to measure our performance (see Note 15 of Notes to Consolidated Financial Statements).

As of December 31, 2013, we are in compliance with all financial and nonfinancial covenants. While we believe that we will remain in compliance, our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will continue to meet those ratios and tests.

The following is a reconciliation for SunGard of income (loss) from continuing operations, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. This is similar, but not identical, to Adjusted EBITDA used for segment reporting as disclosed earlier. The terms and related calculations are defined in the credit agreement.

	Year ended December 31,
	2011	2012	2013
	(in millions)
Income (loss) from continuing operations	$(64)	$(398)	$51
Interest expense, net	521	427	397
Provision for (benefit from) Income Taxes	(118)	(40)	6
Depreciation and amortization	703	669	637

EBITDA	1,042	658	1,091
Goodwill impairment charge	48	385	—
Purchase accounting adjustments (a)	11	9	7
Non-cash charges (b)	33	38	47
Restructuring and other (c)	86	58	47
Acquired EBITDA, net of disposed EBITDA (d)	1	3	—
Loss on extinguishment of debt (e)	3	82	6

Adjusted EBITDA—continuing operations	1,224	1,233	1,198
Adjusted EBITDA—held for sale (f)	7	12	17

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$1,231	$1,245	$1,215

Adjusted EBITDA—Software & Processing	$710	$751	$762
Adjusted EBITDA—Availability Services	514	482	436
Adjusted EBITDA—held for sale (f)	7	12	17

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$1,231	$1,245	$1,215

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the LBO and subsequent acquisitions made by SunGard and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation (see Note 11 of Notes to Consolidated Financial Statements) and loss on the sale of assets.
(c)	Restructuring and other charges includes severance and related payroll taxes, reserves to consolidate certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors, and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Loss on extinguishment of debt includes in 2012 the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our US$-denominated term loans, the April 2012 retirement of $500 million, 10.625% senior notes due 2015, the December 2012 retirement of $1 billion, 10.25% senior subordinated notes due 2015 and the December 2012 repayment of $217 million of US$-denominated term loans.
(f)	Adjusted EBITDA from assets held for sale are included until the businesses are sold or otherwise disposed.

Covenant Ratios

Our covenant requirements and actual ratios for the year ended December 31, 2013 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	5.75x	4.56x

Senior notes due 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.48x

(1)	If on the last day of any four consecutive fiscal quarters our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 15% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 5.75x. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of December 31, 2013, we had $3.33 billion outstanding under the term loan facilities and available commitments of $831 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Those estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. We review our estimates and judgments on an ongoing basis and revise them when necessary. Actual results may differ from the original or revised estimates. A summary of our significant accounting policies is contained in Note 1 of Notes to Consolidated Financial Statements. A description of the most critical policies and those areas where estimates have a relatively greater effect in the financial statements follows. Management has discussed the critical accounting policies described below with our audit committee.

Revenue Recognition

We generate revenue from the following sources: (1) services revenue, which includes revenue from processing services, software maintenance and support, software rentals, recovery and managed services, professional services and broker/dealer fees; and, (2) software license fees, which result from contracts that permit the customer to use a SunGard product at the customer’s site.

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; software has been delivered and/or services have been provided; the price is fixed or determinable; and collection is reasonably assured.

Services revenue is recorded as the services are provided based on the fair value of each element. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. FS managed services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service. Software rentals combine the license and maintenance services into a bundled element, and the fee is recognized ratably over the corresponding services period when the customer has the right to use the software product and receive maintenance and support services.

For fixed-fee professional services contracts, services revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known. We also provide professional services on a time and materials basis, recognized monthly based upon hours incurred to date. In all cases contract milestones, project risk profile and refund provisions are taken into consideration.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site or at the site of their choosing if the customer has the contractual right to take immediate possession of the software without significant penalty. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee and fees for other elements within the arrangement are fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue are combined in accordance with contract accounting guidance and recorded based upon proportional performance, measured in the manner described above. License revenue is recorded as each installment becomes due if customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

With respect to software related multiple element arrangements, sufficient evidence of fair value is defined as vendor specific objective evidence (“VSOE”). VSOE of the fair value for each element within an arrangement is based on either historical stand-alone sales of the element to third parties or stated renewal rates within the contract. If there is no VSOE of the fair value of the delivered element (which is usually the software since the license is rarely if ever sold separately) but there is VSOE of the fair value of each of the undelivered elements (typically maintenance and professional services), then the residual method is used to determine the portion of the arrangement fee allocated to the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

Our maintenance and support offerings entitle the customers to receive product upgrades and enhancements on a when and if available basis along with technical support, and revenue is recognized ratably over the term of the maintenance and support arrangement. VSOE supporting the fair value of maintenance and support is based on the stated (optional) renewal rates contained in the initial arrangement. VSOE for the maintenance element is dependent upon the software product and the annual maintenance fee is typically 18% to 20% of the software license fee. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately, represented by a substantial portion of transactions falling within a reasonable tight pricing range.

In some software related multiple-element arrangements, the maintenance or professional services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the maintenance or professional services are performed based on VSOE of the services.

From time to time, the Company enters into arrangements with customers that purchase non-software related services at the same time, or within close proximity, of purchasing software (non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered services, delivery or performance of the undelivered service is considered probable and is substantially controlled by the Company. Where the criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

For non-software multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE, then third-party evidence (“TPE”), then best estimated selling price (“BESP”). The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the selling price in non-software multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately. Where VSOE does not exist, TPE is established by evaluating similar competitor products or services in standalone arrangements with similarly situated customers. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, it determines BESP for the purposes of allocating the arrangement consideration. BESP can be determined by considering pricing practices, margin objectives, contractually stated prices, competitive/market conditions and geographies.

Unbilled receivables are created when services are performed or software is delivered and revenue is recognized in advance of billings. Deferred revenue is created when billing occurs in advance of performing services or when all revenue recognition criteria have not been met.

Goodwill and Trade Name Impairment Tests

We test goodwill for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of July 1 for each of our 11 reporting units and monitor for interim triggering events on an ongoing basis.

Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. As allowed, we chose to assess the qualitative factors of five of our reporting units that each had a fair value in excess of 25% of its respective carrying value as of the July 1, 2012 test. For the step zero qualitative analysis performed for the five reporting units selected, we have taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors. For example, for each of the five reporting units selected, we noted that the fair value of each reporting unit exceeded book value by at least 25% in the July 1, 2012 test. We reviewed current projections of cash flows and compared them to the projections included in the prior year’s step one test. We considered the fact that no new, significant competitors entered the marketplace in our industry and that consumer demand for the industry’s products remains relatively constant, if not growing slightly. Also, economic factors over the past year did not significantly affect the discount rates used for the valuation of these reporting units. We concluded that events occurring in 2013 did not have a significant impact on the fair value of each of these reporting units. Therefore, we determined that it was not necessary to perform a quantitative (step one) goodwill impairment test for these reporting units.

For the remaining six reporting units, in step one of the two-step process, we estimated the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). An equal weighting of the income approach and the market approach was used in the July 1, 2013 test. We then compared the estimated fair value to the carrying value. If there is a deficiency (the estimated fair value of a reporting unit is less than the carrying value), a step-two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with any resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance of the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the July 1, 2013 impairment test, the discount rates used were between 9% and 13.5% and the perpetual growth rates used were between 1.5% and 4%. As a result of our testing, there were no goodwill impairment charges in 2013.

However, the Company determined that the excess of the estimated fair value over the carrying value of our AS NA reporting unit was 9% of the carrying value as of the July 1, 2013 impairment test. This reporting unit’s goodwill balance at July 1, 2013 was $527 million. As mentioned above, the Company uses a combination of the income approach and market approach to determine the fair value of each reporting unit. Under the income approach, which is subject to variability based on the discount and perpetual growth rate assumptions used, a 50 basis point decrease in the perpetual growth rate or a 50 basis point increase in the discount rate would not cause this reporting unit to fail the step-one test. A one hundred basis point decrease in the perpetual growth rate or a one hundred basis point increase in the discount rate would cause this reporting unit to fail the step-one test and require a step-two analysis, and some or all of this goodwill could be impaired. Furthermore, if this unit fails to achieve expected performance levels in the next twelve months or experiences a downturn in the business, goodwill could be impaired. The other five reporting units for which the Company performed a step one test each had estimated fair values that exceeded the respective carrying value of the reporting unit by at least 25% as of the July 1, 2013 impairment test.

In 2012, as a result of completing our annual impairment test, we determined that the carrying value of goodwill exceeded its implied fair value and recorded a non-cash goodwill impairment charge of $385 million. In 2011, we recorded a non-cash goodwill impairment charge of $48 million.

The trade name intangible asset represents the fair value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The Company performed its annual impairment test of the SunGard trade name in the third quarter of 2013. Based on the results of this test, the fair value of the trade name exceeded its carrying value, resulting in no impairment during 2013. The sale of the HE business in January 2012 significantly decreased the estimated fair value of the Company’s trade name. As compared to the July 1, 2012 test, projected future revenues have declined and the discount rate has increased. In addition to future revenue projections, a critical assumption considered in the impairment test of the trade name is the implied royalty rate. A 50 basis point decrease in the assumed royalty rate would have resulted in an impairment of the trade name asset of approximately $156 million (100 basis point decrease would result in an impairment of approximately $372 million). A 100 basis point increase in the discount rate would result in an impairment of the trade name asset of approximately $51 million. Furthermore, to the extent that additional businesses are divested in the future, the revenue supporting the trade name will decline, which may result in impairment charges.

As disclosed in the Form 8-K filed on January 24, 2014, SunGard is planning to split-off its AS business to its shareholders, which could be completed as soon as March 2014. If the split-off of the AS business occurs, it may change how the trade name is used, primarily by the AS business, and result in lower revenues supporting the current carrying value. Therefore, we may incur a non-cash impairment charge in the period of the split-off, which could have a material impact on our results of operations. However, as of December 31, 2013, the trade name was not impaired as its fair value is in excess of its carrying value.

See Note 1 of Notes to Consolidated Financial Statements for further discussion.

Accounting for Income Taxes

The company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are calculated based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted income tax rates expected to be in effect during the years in which the temporary differences are expected to reverse.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, the company recognizes tax liabilities based on estimates of whether additional taxes and interest might be due. These tax liabilities are recognized when, despite the company’s belief that its tax return positions are supportable, the company believes that certain positions may not be fully sustained upon review by tax authorities. The company believes that its accruals for tax liabilities are adequate for all years open to examination by taxing authorities based on its assessment of many factors, including past experience and interpretations of the tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that new information becomes available which causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. Judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and our estimates could have a material effect on our consolidated financial results.

The consolidated provision for income taxes will change period-to-period based on nonrecurring events, such as impairments of goodwill and certain intangible assets, the settlement of income tax examinations and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of tax planning.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, substantially all having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2013, we had total debt of $6.39 billion, including $3.53 billion of variable rate debt. We entered into interest rate swap agreements which fixed the interest rates for $600 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Our remaining variable rate debt of $2.93 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $29 million per year. Upon the expiration of the $400 million interest rate swap agreement in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $33 million. Upon the expiration of the $200 million interest rate swap agreements in June 2019, a 1% change in interest rates would result in an incremental change in interest of approximately $2 million, or a total of $35 million. See Note 5 of Notes to Consolidated Financial Statements.

During 2013, approximately 37% of our revenue was from customers outside the United States with approximately 74% of this revenue coming from customers located in the United Kingdom, Continental Europe and Canada. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pound Sterling and Euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates and we enter into currency hedging transactions from time to time to mitigate certain currency exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp. II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. II and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 21, 2014

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2012	December 31, 2013

Assets
Current:
Cash and cash equivalents	$546	$706
Trade receivables, less allowance for doubtful accounts of $30 and $23	778	772
Earned but unbilled receivables	118	105
Prepaid expenses and other current assets	228	192
Assets held for sale	47	49

Total current assets	1,717	1,824
Property and equipment, less accumulated depreciation of $1,503 and $1,729	873	821
Software products, less accumulated amortization of $1,621 and $1,789	408	309
Customer base, less accumulated amortization of $1,479 and $1,693	1,364	1,152
Other assets, less accumulated amortization of $27 and $24	132	123
Trade name	1,019	1,019
Goodwill	4,508	4,531

Total Assets	$10,021	$9,779

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$63	$293
Accounts payable	32	54
Accrued compensation and benefits	283	281
Accrued interest expense	41	40
Other accrued expenses	242	206
Deferred revenue	833	845
Liabilities related to assets held for sale	17	15

Total current liabilities	1,511	1,734
Long-term debt	6,599	6,099
Deferred and other income taxes	1,126	1,028
Other long-term liabilities	95	119

Total liabilities	9,331	8,980

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	26	42
Class L common stock subject to a put option	45	58
Class A common stock subject to a put option	5	4
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $6,154 million and $7,040 million; 50,000,000 shares authorized, 29,027,610 and 29,062,421 shares issued.	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,251,822 and 261,565,118 shares issued	—	—
Capital in excess of par value	2,483	2,482
Treasury stock, 541,886 and 528,709 shares of Class L common stock; and 4,880,305 and 4,761,694 shares of Class A common stock	(50)	(47)
Accumulated deficit	(3,391)	(3,497)
Accumulated other comprehensive income (loss)	(3)	16

Total SunGard Capital Corp. stockholders’ equity (deficit)	(961)	(1,046)
Noncontrolling interest in preferred stock of SCCII	1,575	1,741

Total equity	614	695

Total Liabilities and Equity	$10,021	$9,779

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended December 31,
	2011	2012	2013
Revenue:
Services	$4,001	$3,878	$3,802
License and resale fees	286	274	276

Total products and services	4,287	4,152	4,078
Reimbursed expenses	94	61	56

Total revenue	4,381	4,213	4,134

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	1,791	1,712	1,706
Sales, marketing and administration	1,084	996	965
Product development and maintenance	414	380	366
Depreciation	271	287	303
Amortization of acquisition-related intangible assets	432	382	334
Goodwill impairment charges	48	385	—

Total costs and expenses	4,040	4,142	3,674

Operating income (loss)	341	71	460
Interest income	3	1	1
Interest expense and amortization of deferred financing fees	(524)	(428)	(398)
Loss on extinguishment of debt	(3)	(82)	(6)
Other income (expense)	1	—	(1)

Income (loss) from continuing operations before income taxes	(182)	(438)	56
Benefit from (provision for) income taxes	116	40	(6)

Income (loss) from continuing operations	(66)	(398)	50
Income (loss) from discontinued operations, net of tax	(85)	332	12

Net income (loss)	(151)	(66)	62
(Income) attributable to the noncontrolling interest (including $- million $1 million and $2 million in temporary equity)	(225)	(251)	(169)

Net income (loss) attributable to SunGard Capital Corp.	(376)	(317)	(107)

Other comprehensive income (loss):
Foreign currency translation, net	(26)	33	19
Unrealized gain (loss) on derivative instruments, net of tax	9	10	3
Other	—	—	(3)

Other comprehensive income (loss), net of tax	(17)	43	19

Comprehensive income (loss)	(168)	(23)	81
Comprehensive income (loss) attributable to the noncontrolling interest	(225)	(251)	(169)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(393)	$(274)	$(88)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2012	2013
Cash flow from operations:
Net income (loss)	$(151)	$(66)	$62
Income (loss) from discontinued operations	(85)	332	12

Income (loss) from continuing operations	(66)	(398)	50
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	703	669	637
Goodwill impairment charge	48	385	—
Deferred income tax provision (benefit)	(155)	(79)	(96)
Stock compensation expense	33	37	46
Amortization of deferred financing costs and debt discount	40	36	37
Loss on extinguishment of debt	3	82	6
Other noncash items	2	(1)	1
Accounts receivable and other current assets	59	82	26
Accounts payable and accrued expenses	(35)	(133)	16
Deferred revenue	(24)	(46)	11

Cash flow from (used in) continuing operations	608	634	734
Cash flow from (used in) discontinued operations	70	(390)	11

Cash flow from (used in) operations	678	244	745

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(35)	(40)	(2)
Cash paid for property and equipment, and software	(275)	(259)	(258)
Other investing activities	(4)	3	2

Cash provided by (used in) continuing operations	(314)	(296)	(258)
Cash provided by (used in) discontinued operations	(12)	1,757	—

Cash provided by (used in) investment activities	(326)	1,461	(258)

Financing activities:
Cash received from issuance of common stock	3	—	—
Cash received from issuance of preferred stock	3	—	—
Cash received from borrowings, net of fees	1	1,715	2,171
Cash used to repay debt	(239)	(2,946)	(2,477)
Premium paid to retire debt	—	(48)	—
Dividends paid	—	(724)	(3)
Cash used to purchase treasury stock	(9)	(22)	(10)
Other financing activities	(12)	(14)	(7)

Cash provided by (used in) continuing operations	(253)	(2,039)	(326)
Cash provided by (used in) discontinued operations	—	—	—

Cash provided by (used in) financing activities	(253)	(2,039)	(326)

Effect of exchange rate changes on cash	(4)	7	(1)

Increase (decrease) in cash and cash equivalents	95	(327)	160
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $22; 2012, $6; 2013, $-	778	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $6; 2012, $-; 2013, $-	$873	$546	$706

Supplemental information:
Interest paid	$496	$444	$363

Income taxes paid, net of refunds of $58 million, $8 million and $21 million, respectively	$37	$482	$86

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

(In millions)

				Permanent Equity
	Temporary Equity			Common Stock				Treasury Stock Common Stock
	Subject to a put option			Number of Shares issued				Shares
	Class L	Class A	Noncontrolling Interest	Class L	Class A	Par Value	Capital in Excess of Par Value	Class L	Class A	Par Value	Amount
Balances at December 31, 2010	$87	$11	$54	29	258	$—	$2,703	—	3	$—	$(34)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $10)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	35	—	—	—	—
Issuance of common and preferred stock	(1)	—	1	—	2	—	6	—	—	—	—
Purchase of treasury stock	(1)	—	—	—	—	—	(1)	—	—	—	(5)
Transfer intrinsic value of vested restricted stock units to temporary equity	12	1	8	—	—	—	(21)	—	—	—	—
Expiration of put option	(50)	(6)	(35)	—	—	—	58	—	—	—	—
Other	—	—	—	—	—	—	(12)	—	—	—	—

Balances at December 31, 2011	47	6	28	29	260	—	2,768	—	3	—	(39)
Net income (loss)	—	—	1	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	38	—	—	—	—
Dividends declared ($72.80 per preferred share)	—	—	(3)	—	—	—	(300)	—	—	—	—
Issuance of common and preferred stock	(1)	—	(1)	—	1	—	1	—	—	—	—
Purchase of treasury stock	(1)	—	—	—	—	—	(4)	1	2	—	(11)
Transfer intrinsic value of vested restricted stock units to temporary equity	18	1	10	—	—	—	(30)	—	—	—	—
Expiration of put option	(18)	(2)	(9)	—	—	—	24	—	—	—	—
Other	—	—	—	—	—	—	(14)	—	—	—	—

Balances at December 31, 2012	45	5	26	29	261	—	2,483	1	5	—	(50)
Net income (loss)	—	—	2	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	46	—	—	—	—
Issue common and preferred stock	—	—	—	—	1	—	(9)	—	—	—	9
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	23	1	17	—	—	—	(41)	—	—	—	—
Expiration of put option	(10)	(2)	(3)	—	—	—	12	—	—	—	—
Other	—	—	—	—	—	—	(9)	—	—	—	—

Balances at December 31, 2013	$58	$4	$42	29	262	$—	$2,482	1	5	$—	$(47)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity (continued)

(In millions)

	Permanent Equity
		Accumulated Other Comprehensive Income (Loss)
	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Other	Noncontrolling interest	Total
Balances at December 31, 2010	$(2,970)	$(11)	$(18)	$—	$1,782	$1,452
Net income (loss)	(376)	—	—	—	225	(151)
Foreign currency translation	—	(26)	—	—	—	(26)
Net unrealized gain on derivative instruments (net of tax expense of $10)	—	—	9	—	—	9
Stock compensation expense	—	—	—	—	—	35
Issuance of common and preferred stock	—	—	—	—	1	7
Purchase of treasury stock	—	—	—	—	(2)	(8)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(21)
Expiration of put option	—	—	—	—	32	90
Other	—	—	—	—	—	(12)

Balances at December 31, 2011	(3,346)	(37)	(9)	—	2,038	1,375
Net income (loss)	(317)	—	—	—	251	(66)
Foreign currency translation	—	33	—	—	—	33
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	10	—	—	10
Stock compensation expense	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	272	—	—	—	(714)	(742)
Issuance of common and preferred stock	—	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	(6)	(21)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(30)
Expiration of put option	—	—	—	—	6	30
Other	—	—	—	—	—	(14)

Balances at December 31, 2012	(3,391)	(4)	1	—	1,575	614
Net income (loss)	(107)	—	—	—	167	60
Foreign currency translation	—	19	—	—	—	19
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	3	—	—	3
Stock compensation expense	—	—	—	—	—	46
Issue common and preferred stock	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(4)	(10)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(41)
Expiration of put option	—	—	—	—	3	15
Other	1	—	—	(3)	—	(11)

Balances at December 31, 2013	$(3,497)	$15	$4	$(3)	$1,741	$695

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2012	December 31, 2013
Assets
Current:
Cash and cash equivalents	$546	$706
Trade receivables, less allowance for doubtful accounts of $30 and $23	778	772
Earned but unbilled receivables	118	105
Prepaid expenses and other current assets	228	192
Assets held for sale	47	49

Total current assets	1,717	1,824
Property and equipment, less accumulated depreciation of $1,503 and $1,729	873	821
Software products, less accumulated amortization of $1,621 and $1,789	408	309
Customer base, less accumulated amortization of $1,479 and $1,693	1,364	1,152
Other assets, less accumulated amortization of $27 and $24	132	123
Trade name	1,019	1,019
Goodwill	4,508	4,531

Total Assets	$10,021	$9,779

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$63	$293
Accounts payable	32	54
Accrued compensation and benefits	283	281
Accrued interest expense	41	40
Other accrued expenses	239	205
Deferred revenue	833	845
Liabilities related to assets held for sale	17	15

Total current liabilities	1,508	1,733
Long-term debt	6,599	6,099
Deferred and other income taxes	1,126	1,028
Other long-term liabilities	76	102

Total liabilities	9,309	8,962

Commitments and contingencies
Preferred stock subject to a put option	24	37

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,581 million and $1,752 million; 14,999,000 shares authorized, 10,048,018 and 10,060,069 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,492	3,501
Treasury stock, 187,576 and 183,014 shares	(30)	(29)
Accumulated deficit	(2,771)	(2,708)
Accumulated other comprehensive income (loss)	(3)	16

Total stockholders’ equity	688	780

Total Liabilities and Stockholders’ Equity	$10,021	$9,779

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended December 31,
	2011	2012	2013
Revenue:
Services	$4,001	$3,878	$3,802
License and resale fees	286	274	276

Total products and services	4,287	4,152	4,078
Reimbursed expenses	94	61	56

Total revenue	4,381	4,213	4,134

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	1,791	1,712	1,706
Sales, marketing and administration	1,084	996	964
Product development and maintenance	414	380	366
Depreciation	271	287	303
Amortization of acquisition-related intangible assets	432	382	334
Goodwill impairment charges	48	385	—

Total costs and expenses	4,040	4,142	3,673

Operating income (loss)	341	71	461
Interest income	3	1	1
Interest expense and amortization of deferred financing fees	(524)	(428)	(398)
Loss on extinguishment of debt	(3)	(82)	(6)
Other income (expense)	1	—	(1)

Income (loss) from continuing operations before income taxes	(182)	(438)	57
Benefit from (provision for) income taxes	116	40	(6)

Income (loss) from continuing operations	(66)	(398)	51
Income (loss) from discontinued operations, net of tax	(85)	332	12

Net income (loss)	(151)	(66)	63

Other comprehensive income (loss):
Foreign currency translation, net	(26)	33	19
Unrealized gain (loss) on derivative instruments, net of tax	9	10	3
Other	—	—	(3)

Comprehensive income (loss)	$(168)	$(23)	$82

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2012	2013
Cash flow from operations:
Net income (loss)	$(151)	$(66)	$63
Income (loss) from discontinued operations	(85)	332	12

Income (loss) from continuing operations	(66)	(398)	51
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	703	669	637
Goodwill impairment charge	48	385	—
Deferred income tax provision (benefit)	(155)	(79)	(96)
Stock compensation expense	33	37	46
Amortization of deferred financing costs and debt discount	40	36	37
Loss on extinguishment of debt	3	82	6
Other noncash items	2	(1)	1
Accounts receivable and other current assets	59	82	26
Accounts payable and accrued expenses	(35)	(133)	16
Deferred revenue	(24)	(46)	11

Cash flow from (used in) continuing operations	608	634	735
Cash flow from (used in) discontinued operations	70	(390)	11

Cash flow from (used in) operations	678	244	746

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(35)	(40)	(2)
Cash paid for property and equipment, and software	(275)	(259)	(258)
Other investing activities	(4)	3	2

Cash provided by (used in) continuing operations	(314)	(296)	(258)
Cash provided by (used in) discontinued operations	(12)	1,757	—

Cash provided by (used in) investment activities	(326)	1,461	(258)

Financing activities:
Cash received from issuance of preferred stock	3	—	—
Cash received from borrowings, net of fees	1	1,715	2,171
Cash used to repay debt	(239)	(2,946)	(2,477)
Premium paid to retire debt	—	(48)	—
Dividends paid	—	(724)	(3)
Cash used to purchase treasury stock	(4)	(12)	(5)
Other financing activities	(14)	(24)	(13)

Cash provided by (used in) continuing operations	(253)	(2,039)	(327)

Cash provided by (used in) discontinued operations	—	—	—

Cash provided by (used in) financing activities	(253)	(2,039)	(327)

Effect of exchange rate changes on cash	(4)	7	(1)

Increase (decrease) in cash and cash equivalents	95	(327)	160
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $22; 2012, $6; 2013, $-	778	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $6; 2012, $-; 2013, $-	$873	$546	$706

Supplemental information:
Interest paid	$496	$444	$363

Income taxes paid, net of refunds of $58 million, $8 million and $21 million, respectively	$37	$482	$86

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity

(In millions)

		Permanent Equity
	Temporary Equity	Preferred Stock		Common Stock
	Preferred Stock subject to a put option	Number of Shares issued	Par Value	Number of Shares issued	Par Value	Capital in Excess of Par Value
Balances at December 31, 2010	$37	10	$—	—	$—	$3,747
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $10)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	35
Issuance of preferred stock	1	—	—	—	—	2
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	8	—	—	—	—	(8)
Expiration of put option	(23)	—	—	—	—	23
Other	—	—	—	—	—	(14)

Balances at December 31, 2011	23	10	—	—	—	3,785
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	—	—	—	—	—	(330)
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	10	—	—	—	—	(10)
Expiration of put option	(9)	—	—	—	—	9

Balances at December 31, 2012	24	10	—	—	—	3,492
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	46
Issue preferred stock	—	—	—	—	—	(5)
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	17	—	—	—	—	(17)
Expiration of put option	(4)	—	—	—	—	4
Other	—	—	—	—	—	(19)

Balances at December 31, 2013	$37	10	$—	—	$—	$3,501

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity (continued)

(In millions)

	Permanent Equity
	Treasury Stock (Preferred Stock)			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Other	Total
Balances at December 31, 2010	—	$(14)	$(2,137)	$(11)	$(18)	$—	$1,567
Net income (loss)	—	—	(151)	—	—	—	(151)
Foreign currency translation	—	—	—	(26)	—	—	(26)
Net unrealized gain on derivative instruments (net of tax expense of $10)	—	—	—	—	9	—	9
Stock compensation expense	—	—	—	—	—	—	35
Issuance of preferred stock	—	—	—	—	—	—	2
Purchase of treasury stock	—	(4)	—	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	—	(8)
Expiration of put option	—	—	—	—	—	—	23
Other	—	—	—	—	—	—	(14)

Balances at December 31, 2011	—	(18)	(2,288)	(37)	(9)	—	1,433
Net income (loss)	—	—	(66)	—	—	—	(66)
Foreign currency translation	—	—	—	33	—	—	33
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	—	—	10	—	10
Stock compensation expense	—	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	—	—	(417)	—	—	—	(747)
Purchase of treasury stock	—	(12)	—	—	—	—	(12)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	—	(10)
Expiration of put option	—	—	—	—	—	—	9

Balances at December 31, 2012	—	(30)	(2,771)	(4)	1	—	688
Net income (loss)	—	—	63	—	—	—	63
Foreign currency translation	—	—	—	19	—	—	19
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	3	—	3
Stock compensation expense	—	—	—	—	—	—	46
Issue preferred stock	—	5	—	—	—	—	—
Purchase of treasury stock	—	(4)	—	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	—	(17)
Expiration of put option	—	—	—	—	—	—	4
Other	—	—	—	—	—	(3)	(22)

Balances at December 31, 2013	$—	$(29)	$(2,708)	$15	$4	$(3)	$780

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2012	December 31, 2013
Assets
Current:
Cash and cash equivalents	$546	$706
Trade receivables, less allowance for doubtful accounts of $30 and $23	778	772
Earned but unbilled receivables	118	105
Prepaid expenses and other current assets	228	192
Assets held for sale	47	49

Total current assets	1,717	1,824
Property and equipment, less accumulated depreciation of $1,503 and $1,729	873	821
Software products, less accumulated amortization of $1,621 and $1,789	408	309
Customer base, less accumulated amortization of $1,479 and $1,693	1,364	1,152
Other assets, less accumulated amortization of $27 and $24	132	123
Trade name	1,019	1,019
Goodwill	4,508	4,531

Total Assets	$10,021	$9,779

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$63	$293
Accounts payable	32	54
Accrued compensation and benefits	283	281
Accrued interest expense	41	40
Other accrued expenses	242	208
Deferred revenue	833	845
Liabilities related to assets held for sale	17	15

Total current liabilities	1,511	1,736
Long-term debt	6,599	6,099
Deferred and other income taxes	1,119	1,021
Other long-term liabilities	76	102

Total liabilities	9,305	8,958

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,490	3,513
Accumulated deficit	(2,771)	(2,708)
Accumulated other comprehensive income (loss)	(3)	16

Total stockholder’s equity	716	821

Total Liabilities and Stockholder’s Equity	$10,021	$9,779

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended December 31,
	2011	2012	2013
Revenue:
Services	$4,001	$3,878	$3,802
License and resale fees	286	274	276

Total products and services	4,287	4,152	4,078
Reimbursed expenses	94	61	56

Total revenue	4,381	4,213	4,134

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	1,791	1,712	1,706
Sales, marketing and administration	1,084	996	964
Product development and maintenance	414	380	366
Depreciation	271	287	303
Amortization of acquisition-related intangible assets	432	382	334
Goodwill impairment charges	48	385	—

Total costs and expenses	4,040	4,142	3,673

Operating income (loss)	341	71	461
Interest income	3	1	1
Interest expense and amortization of deferred financing fees	(524)	(428)	(398)
Loss on extinguishment of debt	(3)	(82)	(6)
Other income (expense)	1	—	(1)

Income (loss) from continuing operations before income taxes	(182)	(438)	57
Benefit from (provision for) income taxes	118	40	(6)

Income (loss) from continuing operations	(64)	(398)	51
Income (loss) from discontinued operations, net of tax	(85)	332	12

Net income (loss)	(149)	(66)	63

Other comprehensive income (loss):
Foreign currency translation, net	(26)	33	19
Unrealized gain (loss) on derivative instruments, net of tax	9	10	3
Other, net of tax	—	—	(3)

Comprehensive income (loss)	$(166)	$(23)	$82

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2012	2013
Cash flow from operations:
Net income (loss)	$(149)	$(66)	$63
Income (loss) from discontinued operations	(85)	332	12

Income (loss) from continuing operations	(64)	(398)	51
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	703	669	637
Goodwill impairment charge	48	385	—
Deferred income tax provision (benefit)	(156)	(80)	(97)
Stock compensation expense	33	37	46
Amortization of deferred financing costs and debt discount	40	36	37
Loss on extinguishment of debt	3	82	6
Other noncash items	2	(1)	1
Accounts receivable and other current assets	59	82	26
Accounts payable and accrued expenses	(36)	(132)	17
Deferred revenue	(24)	(46)	11

Cash flow from (used in) continuing operations	608	634	735
Cash flow from (used in) discontinued operations	70	(390)	11

Cash flow from (used in) operations	678	244	746

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(35)	(40)	(2)
Cash paid for property and equipment, and software	(275)	(259)	(258)
Other investing activities	(4)	3	2

Cash provided by (used in) continuing operations	(314)	(296)	(258)
Cash provided by (used in) discontinued operations	(12)	1,757	—

Cash provided by (used in) investment activities	(326)	1,461	(258)

Financing activities:
Cash received from borrowings, net of fees	1	1,715	2,171
Cash used to repay debt	(239)	(2,946)	(2,477)
Premium paid to retire debt	—	(48)	—
Dividends paid	—	(724)	(3)
Other financing activities	(15)	(36)	(18)

Cash provided by (used in) continuing operations	(253)	(2,039)	(327)
Cash provided by (used in) discontinued operations	—	—	—

Cash provided by (used in) financing activities	(253)	(2,039)	(327)

Effect of exchange rate changes on cash	(4)	7	(1)

Increase (decrease) in cash and cash equivalents	95	(327)	160
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $22; 2012, $6; 2013, $-	778	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $6; 2012, $-; 2013, $-	$873	$546	$706

Supplemental information:
Interest paid	$496	$444	$363

Income taxes paid, net of refunds of $58 million, $8 million and $21 million, respectively	$37	$482	$86

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Changes in Stockholder’s Equity

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares issued	Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Other	Total
Balances at December 31, 2010	—	$—	$3,773	$(2,137)	$(11)	$(18)	$—	$1,607
Net income (loss)	—	—	—	(149)	—	—	—	(149)
Foreign currency translation	—	—	—	—	(26)	—	—	(26)
Net unrealized gain on derivative instruments (net of tax expense of $10)	—	—	—	—	—	9	—	9
Stock compensation expense	—	—	35	—	—	—	—	35
Other	—	—	(15)	—	—	—	—	(15)

Balances at December 31, 2011	—	—	3,793	(2,286)	(37)	(9)	—	1,461
Net income (loss)	—	—	—	(66)	—	—	—	(66)
Foreign currency translation	—	—	—	—	33	—	—	33
Net unrealized gain on derivative instruments (net of tax expense of $2) and other	—	—	—	—	—	10	—	10
Dividend declared to Parent	—	—	(327)	(419)	—	—	—	(746)
Stock compensation expense	—	—	38	—	—	—	—	38
Other	—	—	(14)	—	—	—	—	(14)

Balances at December 31, 2012	—	—	3,490	(2,771)	(4)	1	—	716
Net income (loss)	—	—	—	63	—	—	—	63
Foreign currency translation	—	—	—	—	19	—	—	19
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	3	—	3
Stock compensation expense	—	—	46	—	—	—	—	46
Other	—	—	(23)	—	—	—	(3)	(26)

Balances at December 31, 2013	—	$—	$3,513	$(2,708)	$15	$4	$(3)	$821

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies:

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 in a leveraged buy-out (the “LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (collectively, the “Sponsors”).

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). SCC and SCCII are collectively referred to as the “Parent Companies.” All four of these companies were formed in 2005 for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” SCC, SCCII and SunGard are separate reporting companies and are collectively referred to as the “Company.” The Holding Companies have no other operations beyond those of their ownership of SunGard.

SunGard is one of the world’s leading software and technology services companies and has three segments: Financial Systems (“FS”), Availability Services (“AS”) and Public Sector & Education (“PS&E”). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates. The presentation of certain prior year amounts has been revised to conform to the current year presentation as discussed in Note 2.

Revenue Recognition

The Company generates revenue from the following sources: (1) services revenue, which includes revenue from processing services, software maintenance and support, software rentals, recovery and managed services, professional services and broker/dealer fees; and, (2) software license fees, which result from contracts that permit the customer to use a SunGard product at the customer’s site.

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; software has been delivered and/or services have been provided; the price is fixed or determinable; and collection is reasonably assured.

Services revenue is recorded as the services are provided based on the relative fair value of each element. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. FS managed services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service. Software rentals combine the license and maintenance services into a bundled element, and the fee is recognized ratably over the corresponding services period when the customer has the right to use the software product and receive maintenance and support services.

For fixed-fee professional services contracts, services revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. Changes in the estimated costs or hours to complete the contract, and losses, if any, are reflected in the period during which the change or loss becomes known. The Company also provides professional services on a time and materials basis, recognized monthly based upon hours incurred to date. In all cases, contract milestones, project risk profile and refund provisions are taken into consideration.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s designated site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee and fees for other elements within the arrangement are fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue are combined in accordance with contract accounting guidance and recorded based upon proportional performance, measured in the manner described above. License revenue is recorded as each installment becomes due if customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

With respect to software-related multiple element arrangements, sufficient evidence of fair value is defined as vendor specific objective evidence (“VSOE”). VSOE of the fair value for each element within an arrangement is based on either historical stand-alone sales of the element to third parties or stated renewal rates within the contract. If there is no VSOE of the fair value of the delivered element (which is usually the software since the license is rarely if ever sold separately), but there is VSOE of the fair value of each of the undelivered elements (typically maintenance and professional services), then the residual method is used to determine the portion of the arrangement fee allocated to the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

The Company’s maintenance and support offerings entitle the customers to receive product upgrades and enhancements on a “when and if available” basis along with technical support, and revenue is recognized ratably over the term of the maintenance and support arrangement. VSOE supporting the fair value of maintenance and support is based on the stated (optional) renewal rates contained in the initial arrangement. VSOE for the maintenance element is dependent upon the software product and the annual maintenance fee is typically 18% to 20% of the software license fee. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately, represented by a substantial portion of transactions falling within a reasonably tight pricing range.

In some software-related multiple-element arrangements, the maintenance or professional services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the maintenance or professional services are performed based on VSOE of the services.

From time to time, the Company enters into arrangements with customers that purchase non-software related services at the same time as, or within close proximity to, purchasing software (non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the delivered services have value to the customer on a standalone basis, and, for an arrangement that includes a general right of return relative to the delivered services, delivery or performance of the undelivered service is considered probable and is substantially controlled by the Company. Where the criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

For non-software multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE, then third-party evidence (“TPE”), then best estimated selling price (“BESP”). The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the selling price in non-software multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately. Where VSOE does not exist, TPE is established by evaluating similar competitor products or services in standalone arrangements with similarly situated customers. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, it determines BESP for the purposes of allocating the arrangement consideration. BESP can be determined by considering pricing practices, margin objectives, contractually stated prices, competitive/market conditions and geographies.

Unbilled receivables are created when services are performed or software is delivered and revenue is recognized in advance of billings. Deferred revenue is created when billing occurs in advance of performing services or when all revenue recognition criteria have not been met.

Cash and Cash Equivalents

Cash and cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells a significant portion of its products and services to the financial services industry and could be affected by the overall condition of that industry. The Company believes that any credit risk associated with accounts receivable is substantially mitigated by the relatively large number of customer accounts and reasonably short collection terms. Accounts receivable are stated at estimated net realizable value, which approximates fair value. By policy, the Company places its available cash and short-term investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer.

Foreign Currency Translation

The functional currency of each of the Company’s foreign operations is generally the local currency of the country in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Increases and decreases in net assets resulting from currency translation are reflected in stockholder’s equity as a component of accumulated other comprehensive income (loss).

Legal Fees

Prior to December 31, 2012, legal fees expected to be incurred defending the Company in connection with an asserted claim were accrued when they were probable of being incurred and could be reasonably estimated. At December 31, 2012, the Company changed its policy to expense all legal costs in connection with an asserted claim as they are incurred as this policy was determined to be preferable.

Changes in accounting policies must be applied retrospectively in the financial statements. Retrospective application requires an entity to implement the change in accounting policy as though it had always been applied. However, the Company has concluded that the impact of applying the change on a retrospective basis was not material to the Company’s financial statements. The impact of the change was recorded in the fourth quarter of 2012 and the new policy has been applied prospectively effective December 31, 2012.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment in continuing operations was $221 million in 2011, $231 million in 2012 and $241 million in 2013.

Software Products

Software development costs are expensed as incurred and consist primarily of design and development costs of new products, and significant enhancements to existing products incurred before the establishment of technological feasibility. Costs incurred subsequent to technological feasibility of new and enhanced products, costs incurred to purchase or to create and implement internal-use software, and software obtained through business acquisitions are capitalized. Such costs are amortized over the estimated useful lives of the related products, generally three to twelve years (average life is nine years), using the straight-line method.

Amortization of all software products in continuing operations, including software acquired in business acquisitions and software purchased for internal use, totaled $241 million in 2011, $211 million in 2012 and $183 million in 2013. Software development expense in continuing operations was $206 million in 2011, $195 million in 2012 and $170 million in 2013. Capitalized development costs in continuing operations were $10 million in 2011, $22 million in 2012 and $43 million in 2013.

Purchase Accounting and Intangible Assets

Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer base (which includes customer contracts and relationships), software, trade name and non-compete agreements. Goodwill represents the excess of cost over the fair value of net assets acquired.

The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. In connection with determination of fair values, the Company may engage independent appraisal firms to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as a result of the LBO and as part of businesses acquired since the LBO and are amortized using the straight-line method over their estimated useful lives, ranging from three to 18 years (average life is 13 years). Amortization of all customer base intangible assets in continuing operations totaled $234 million in 2011, $222 million in 2012 and $211 million in 2013.

Other Assets

Other assets consist primarily of deferred financing costs incurred in connection with the Company’s outstanding debt (see Note 5), noncompetition agreements, long-term accounts receivables and long-term investments. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from three to five years.

Impairment Reviews for Long-Lived Assets

The Company periodically reviews carrying values and useful lives of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, or significant negative industry or economic trends. When the Company determines that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, an impairment charge is recorded based on the difference between the carrying value of the asset and its fair value, which the Company estimates based on discounted expected future cash flows. In determining whether an asset is impaired, the Company makes assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other relevant factors. If these estimates or their related assumptions change, impairment charges for these assets may be required.

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2013, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2014	$289
2015	235
2016	215
2017	207
2018	193

Trade Name

The trade name intangible asset represents the fair value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The Company performed its annual impairment test of the SunGard trade name in the third quarter of 2013. Based on the results of this test, the fair value of the trade name exceeded its carrying value by 6% resulting in no impairment of the trade name. The sale of the HE business in January 2012 significantly decreased the estimated fair value of the Company’s trade name. As compared to the July 1, 2012 test, projected future revenues have declined and the discount rate has increased. In addition to future revenue projections, a critical assumption considered in the impairment test of the trade name is the assumed royalty rate. A 50 basis point decrease in the assumed royalty rate would have resulted in an impairment of the trade name asset of approximately $156 million (100 basis point decrease would result in an impairment of approximately

$372 million). A 100 basis point increase in the discount rate would result in an impairment of the trade name asset of approximately $51 million. Furthermore, to the extent that additional businesses are sold, split-off or otherwise divested in the future, the revenue supporting the trade name will decline, which may result in further impairment charges.

As disclosed in the Form 8-K filed on January 24, 2014, SunGard is planning to split-off its AS business to its shareholders, which could be completed as soon as March 2014. If the split-off of the AS business occurs, it may change how the trade name is used, primarily by the AS business, and result in lower revenues supporting the current carrying value. Therefore, the Company may incur a non-cash impairment charge in the period of the split-off, which could have a material impact on its results of operations. However, as of December 31, 2013, the trade name was not impaired as its fair value is in excess of its carrying value.

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

For the step zero qualitative analysis performed for the five reporting units selected, management has taken into consideration all the events and circumstances listed in FASB ASC 350, Intangibles—Goodwill and Other, in addition to other entity-specific factors. The five reporting units selected for a step-zero analysis each had a fair value in excess of 25% of its respective carrying value as of the July 1, 2012 step-one test. Management reviewed current projections of cash flows and compared these current projections to the projections included in the prior year’s step one test, and considered the fact that no new significant competitors entered the marketplace in our industry and that consumer demand for the industry’s products remains relatively constant, if not growing slightly. Also, economic factors over the past year did not significantly affect the discount rates used for the valuation of these reporting units. Management concluded that events occurring in 2013 did not have a significant impact on the fair value of each of these reporting units. Therefore, management determined that it was not necessary to perform a quantitative (step one) goodwill impairment test for these reporting units. The Company performed a step-one test for the remaining six reporting units.

In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimated the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). An equal weighting of the income approach and the market approach was used in the July 1, 2013 test. If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step-two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected as a charge to operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions reflect an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit.

July 1, 2013 Impairment Test

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

July 1, 2012 Impairment Test

Based on the results of the July 1, 2012 step-one tests, the Company determined that the carrying value of the Availability Services North America (“AS NA”) reporting unit was in excess of its respective fair value and a step-two test was required. The primary driver for the decline in the fair value of the AS NA reporting unit compared to the prior year was the decline in the cash flow projections for AS NA when compared to those used in the 2011 goodwill impairment test as a result of a decline in the overall outlook of this reporting unit.

Prior to completing the step-two test, the Company first evaluated certain long-lived assets, primarily software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, the Company estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary assets and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step-two test to determine the implied fair value of goodwill and therefore the amount of impairment, management first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value and recorded a goodwill impairment charge of $385 million.

For the July 1, 2012 impairment test, the discount rates used were between 10% and 12% and the perpetual growth rates used were between 3% and 4%.

The following table summarizes the 2012 goodwill impairment charge by reporting unit (in millions):

Segment	Reporting unit	Net goodwill balance before impairment	Impairment charge	Net goodwill balance after impairment
Availability Services	AS NA	$914	$(385)	$529

July 1, 2011 Impairment Test

In 2009, the Company recorded an adjustment to the state income tax rate used to calculate the deferred income tax liabilities associated with the intangible assets at the LBO date which resulted in reductions to the deferred tax liability and goodwill balances of approximately $114 million. During 2011, the Company determined that the 2009 adjustment was incorrect and has reversed it, thereby increasing the December 31, 2011 deferred tax liability and goodwill balances each by approximately $100 million for continuing operations and $14 million for assets (liabilities) held for sale. As a result of this correction, the Company recorded a goodwill impairment charge of $48 million in continuing operations, of which $36 million related to an impairment charge in 2009 and $12 million related to the impairment charge in 2010, and recorded a $3 million goodwill impairment charge in discontinued operations that related to the 2010 impairment charge. In addition, the Company recorded an income tax benefit of $48 million, of which $35 million related to prior periods, reflecting the amortization of the deferred income tax liability that would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made. The Company has assessed the impact of correcting these errors in 2011 and does not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2011 financial statements. As a result, the Company has not restated any prior period amounts.

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated impairment
	FS	AS	PS&E	Subtotal	AS	PS&E	Subtotal	Total
Balance at December 31, 2011	$3,449	$2,239	$545	$6,233	$(1,162)	$(217)	$(1,379)	$4,854
2012 acquisitions	28	—	—	28	—	—	—	28
Adjustments related to the LBO and prior year acquisitions	(3)	(3)	(1)	(7)	—	—	—	(7)
Impairment charges	—	—	—	—	(385)		(385)	(385)
Effect of foreign currency translation	11	7	—	18	—	—	—	18

Balance at December 31, 2012	3,485	2,243	544	6,272	(1,547)	(217)	(1,764)	4,508
Adjustments related to the LBO and prior year acquisitions	(1)	—	—	(1)	—	—	—	(1)
Effect of foreign currency translation	17	7	—	24	—	—	—	24

Balance at December 31, 2013	$3,501	$2,250	$544	$6,295	$(1,547)	$(217)	$(1,764)	$4,531

Other Long-Term Liabilities

Other long-term liabilities consist of lease-leveling accruals, restoration liabilities and, at SCC, a $17 million dividend payable (see Note 9).

Stock Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Fair value of restricted stock units is equal to the fair market value of the Company’s common and preferred stock at the time of grant. Fair value for stock options is computed using the Black-Scholes pricing model. Fair value for share appreciation rights is computed using either the Black-Scholes pricing model or a Monte Carlo simulation. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the consolidated financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recognized. The Company’s ability to use the deferred tax asset is ultimately based on the actual value of the stock option upon exercise or restricted stock unit or share appreciation right upon distribution. If the actual value is lower than the fair value determined on the date of grant, there could be an income tax expense for the portion of the deferred tax asset that cannot be used, which could have a material effect on the consolidated financial results.

Income Taxes

Income tax expense is based on income before income taxes, and is accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded when it is not more likely than not that a deferred tax asset will be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Considerable judgment is required in assessing and estimating these amounts and the difference between the actual outcome of these future tax consequences and these estimates made could have a material impact on the consolidated results. To the extent that new information becomes available which causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. The Company records interest related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment (“CTA”) into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance is effective for annual and interim periods beginning after December 15, 2013. The Company has historically accounted for the removal of CTA related to sales of non-U.S. entities consistent with this new guidance.

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is a change in financial statement presentation only and will have no material impact on the consolidated financial results. The guidance is effective beginning January 1, 2014 on either a prospective or retrospective basis.

2. Expense Classification:

During a review of spending by functional area, the Company identified a misclassification of certain expenses in 2011 and 2012. The misclassification stems from the treatment of certain offshore resources by functional area. It resulted in an understatement of product development and maintenance expense with an offsetting overstatement within cost of sales and direct operating expense and sales, marketing and administration expense. There was no impact on total reported expenses for any period and therefore no impact on operating or net income.

The impact within the functional areas, including the impact of businesses held for sale and currently presented in discontinued operations, is as follows for the years ended December 31, 2011 and 2012 (in millions):

	Year Ended December 31, 2012
	As reported	Impact of discontinued operations	As reported - adjusted for discontinued operations	As revised	Change
Cost of sales and direct operating (excluding depreciation)	$1,740	$(23)	$1,717	$1,712	$(5)
Sales, marketing and administration	1,039	(8)	1,031	996	(35)
Product development and maintenance	353	(13)	340	380	40

Total functional expenses	$3,132	$(44)	$3,088	$3,088	$—

	Year Ended December 31, 2011
	As reported	Impact of discontinued operations	As reported - adjusted for discontinued operations	As revised	Change
Cost of sales and direct operating (excluding depreciation)	$1,848	$(30)	$1,818	$1,791	$(27)
Sales, marketing and administration	1,108	(18)	1,090	1,084	(6)
Product development and maintenance	393	(12)	381	414	33

Total functional expenses	$3,349	$(60)	$3,289	$3,289	$—

3. Acquisitions and Discontinued Operations:

Acquisitions

SunGard is focused on generating organic growth from innovative products and services marketed on a global basis. The Company will selectively acquire businesses which help it achieve its goal by enhancing its products and services or extending its geographic reach.

During 2013, the Company completed one acquisition in its FS segment. Cash paid, net of cash acquired, was $1 million (see Note 19). In addition, the Company paid approximately $1 million related to deferred purchase price from a prior year acquisition.

During 2012, the Company completed two acquisitions in its FS segment. Cash paid, net of cash acquired, was $39 million. In addition, the Company paid approximately $1 million related to deferred purchase price from prior year acquisitions. During 2011, the Company paid $35 million for five acquisitions in its FS segment.

The acquisitions discussed above for 2013, 2012 and 2011 were not material to the Company’s operations, financial position or cash flows.

At December 31, 2013, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which $2 million is included in other long-term liabilities.

Discontinued Operations

The results for the discontinued operations for the years ended December 31, 2011, 2012 and 2013 were as follows (in millions):

	Year ended December 31,
	2011	2012	2013
Revenue	$609	$105	$48

Operating income (loss)	86	(1)	14
Gain (loss) on sale of business	—	571	—

Income (loss) before income taxes	86	570	14
Benefit from (provision for) income taxes	(171)	(238)	(2)

Income (loss) from discontinued operations	$(85)	$332	$12

In January 2014, the Company completed the sale of two small businesses within the FS segment in exchange for €27 million paid at closing, €9 million to be paid within three years (“deferred purchase price”) and €2 million to be paid upon the successful assignment of certain customer contracts. The deferred purchase price is unconditional and is secured by a bank guarantee. These businesses are included in our financial results as discontinued operations for all periods presented.

In 2012, the Company sold its Higher Education business (“HE”) and one FS subsidiary and recorded a $571 million gain on the sales. As a result of the HE sale, in 2012, the Company paid approximately $400 million in income tax payments, which is presented within income taxes paid, net of refunds on the Consolidated Statements of Cash Flows.

In 2011, the Company recorded $135 million of deferred tax expense related to the book-over-tax basis difference in HE. Also in 2011, the Company increased goodwill by $14 million and recorded a $3 million goodwill impairment charge (see Goodwill discussion in Note 1).

Assets held for sale and liabilities related to assets held for sale consisted of the following at December 31, 2012 and 2013 (in millions):

	December 31,	December 31,
	2012	2013
Accounts receivable, net	$3	$7
Prepaid expenses and other current assets	4	6
Property and equipment, net	1	1
Software products, net	4	1
Customer base, net	3	2
Goodwill	32	32

Assets held for sale	$47	$49

Accrued compensation and benefits	$13	$9
Other accrued expenses	1	2
Deferred revenue	3	4

Liabilities related to assets held for sale	$17	$15

4. Property and Equipment:

Property and equipment consisted of the following (in millions):

	December 31, 2012	December 31, 2013
Computer and telecommunications equipment	$1,086	$1,187
Leasehold improvements	922	974
Office furniture and equipment	162	185
Buildings and improvements	143	153
Land	17	17
Construction in progress	46	34

	2,376	2,550
Accumulated depreciation and amortization	(1,503)	(1,729)

	$873	$821

5. Debt and Derivative Instruments:

Debt consisted of the following (in millions):

	December 31, 2012	December 31, 2013
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018 (A)	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.96% and 1.92% (A)	207	7
Tranche B due February 28, 2016, effective interest rate of 4.35% (A)	1,719	—
Tranche C due February 28, 2017, effective interest rate of 4.17% and 4.41% (A)	908	427
Tranche D due January 31, 2020, effective interest rate of 4.50% and 4.50% (A)	720	713
Tranche E due March 8, 2020, effective interest rate of 4.10% (A)	—	2,183

Total Senior Secured Credit Facilities	3,554	3,330
Senior Secured Notes due 2014 at 4.875%, net of discount of $4 and $- (B)	246	250
Senior Notes due 2018 at 7.375% (C)	900	900
Senior Notes due 2020 at 7.625% (C)	700	700
Senior Subordinated Notes due 2019 at 6.625% (C)	1,000	1,000
Secured accounts receivable facility, at 3.71% and 3.67% (D)	250	200
Other, primarily foreign bank debt, acquisition purchase price and capital lease obligations	12	12

Total debt	6,662	6,392
Short-term borrowings and current portion of long-term debt	(63)	(293)

Long-term debt	$6,599	$6,099

The Company was in compliance with all covenants at December 31, 2013. Below is a summary of SunGard’s debt instruments.

(A) Senior Secured Credit Facilities

SunGard has an $850 million revolving credit facility, of which $831 million was available for borrowing after giving effect to $19 million of outstanding letters of credit as of December 31, 2013. In addition, there were $5 million of letters of credit outstanding at December 31, 2013 that did not impact availability under the revolving credit facility.

On March 2, 2012, SunGard amended its Amended and Restated Credit Agreement dated as of August 11, 2005, as amended and restated from time to time (“Credit Agreement”) to, among other things, extend the maturity date of approximately $908 million in aggregate principal amount of tranche A and incremental term loans from February 28, 2014 to February 28, 2017 (“tranche C”), extend the maturity of the $880 million revolving credit facility commitments from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions, in order to, among other things, permit the potential spin-off of AS. The revolving credit facility commitments and tranche C each have springing maturity provisions which are described in the Credit Agreement. The interest rate on tranche C is LIBOR plus 3.75%.

On December 17, 2012, SunGard amended its Credit Agreement to, among other things, allow for the issuance of a $720 million term loan (“tranche D”), permit incremental credit extensions under the restated credit agreement in an amount up to $750 million; and modify certain covenants and other provisions in order to, among other things, permit additional restricted payments to be made with the net proceeds of the tranche D term loan and available cash in an aggregate amount not to exceed $750 million. Tranche D has certain springing maturities which are described in the Credit Agreement, and the interest rate on tranche D is LIBOR plus 3.5% with a 1% LIBOR floor.

On December 31, 2012, SunGard voluntarily prepaid $48 million of its tranche A term loan and the entire outstanding incremental term loan balance of $169 million.

On March 8, 2013, SunGard amended and restated its Credit Agreement to, among other things, (i) issue an additional term loan of $2,200 million (“tranche E”) maturing on March 8, 2020, the proceeds of which were used to (a) repay in full the $1,719 million tranche B term loan and (b) repay $481 million of the tranche C term loan; (ii) replace the $880 million of revolving commitments with $850 million of new revolving commitments, which will mature on March 8, 2018; and (iii) modify certain covenants and other provisions in order to, among other things (x) modify (and in the case of the term loan facility, remove) the financial maintenance covenants included therein and (y) permit the Company to direct the net cash proceeds of permitted dispositions otherwise requiring a prepayment of term loans to the prepayment of specific tranches of term loans at the Company’s sole discretion. The interest rate on tranche E is LIBOR plus 3% with a 1% LIBOR floor.

During 2013, the Company repaid $200 million of tranche A term loans, $50 million outstanding on the revolving portion of the accounts receivable facility, and made the quarterly amortization payments on tranche D and E which totaled approximately $24 million.

On February 7, 2014, SunGard amended and restated its Credit Agreement (the “Seventh Amendment”). Among other things, the Seventh Amendment:

•	amends certain covenants and other provisions of the Credit Agreement in order to permit the split-off of AS, including (i) the ability to effect the split-off without requiring an initial public offering, (ii) permitting AS to incur up to $1.5 billion of indebtedness in connection with the split-off, and (iii) SunGard’s total secured leverage ratio (less cash and Cash Equivalents in excess of $50 million), after giving pro forma effect to the split-off, to increase no more than 0.60x of Adjusted EBITDA at the time of the split-off; and

•	modifies certain covenants and other provisions in order to, among other things (i) modify the financial maintenance covenant included therein, and (ii) permit the Company and its affiliates to repurchase term loans.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at SunGard’s option, one of the following:

•	LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days, or

•	a base rate that is the higher of:

•	the prime rate of JPMorgan Chase Bank, N.A. and

•	the federal funds rate plus one-half of 1%.

The applicable margin for borrowings under the various Credit Agreement tranches may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Credit Agreement, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is currently 0.875% per annum and may change subject to attaining certain leverage ratios.

As of December 31, 2013, the applicable interest rates and the effective interest rates adjusted for swaps (if applicable) were as follows:

	Applicable interest rate	Effective rate adjusted for swaps
Revolving credit facility	3.42%	N/A
Tranche A	1.92%	N/A
Tranche C	3.92%	4.41%
Tranche D	4.50%	N/A
Tranche E	4.00%	4.10%

N/A: Not Applicable

All obligations under the Credit Agreement are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% owned subsidiaries, referred to, collectively, as Guarantors.

The Credit Agreement requires SunGard to prepay outstanding term loans, subject to certain exceptions, with 50% of annual excess cash flow (subject to attaining a certain leverage ratio) and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under SunGard’s secured accounts receivable facility. Any mandatory prepayment resulting from a permitted disposition or the split-off of AS would be applied pro rata to the lenders of specific tranches of term loans at the Company’s sole discretion. All other mandatory payments would be applied pro rata to the term loan lenders and to installments of the term loans in direct order of maturity. Pursuant to the terms of the Credit Agreement, SunGard made the following mandatory prepayments:

•	In January 2012, SunGard completed the sale of HE and used net cash proceeds (as defined in the Credit Agreement) of $1.22 billion to repay, on a pro-rata basis, $396 million, $689 million and $137 million of tranche A, tranche B and the incremental term loan, respectively. As a result of the prepayment, the Company incurred a loss on the extinguishment of debt of approximately $15 million.

SunGard is required to repay installments on the tranche D and tranche E term loans in quarterly principal amounts of 0.25% of the funded total principal amount through the maturity date, at which time the remaining aggregate principal balance is due, subject to certain springing maturity provisions. As a result of loan prepayments, SunGard is no longer required to make quarterly principal payments on the tranche C term loans.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, SunGard’s (and most or all of its subsidiaries’) ability to incur additional debt or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, under the revolving credit facility within the Credit Agreement, SunGard may be required to satisfy the total leverage ratio covenant depending on the amount drawn at the end of each fiscal quarter.

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each of these swap agreements is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At December 31, 2013, one-month LIBOR was 0.17% and three-month LIBOR was 0.25%. The net receipt or payment from the interest rate swap agreements is included in interest expense.

A summary of the Company’s interest rate swaps at December 31, 2013 follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
Sep 2013	June 2019	100	2.26%	3-Month

		$600	1.15%

The interest rate swaps are included at estimated fair value as an asset or a liability in the consolidated balance sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. For 2011, 2012 and 2013, the Company included unrealized after-tax gains of $18 million, $2 million, and $5 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value of the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the Credit Agreement change, are modified or if the loan is extinguished. The fair values of the swap agreements at December 31, 2012 are $5 million and are included in other accrued expenses. The fair values of the swap agreements at December 31, 2013 are $4 million and are included in other assets. The effects of the interest rate swaps are reflected in the effective interest rate for the Credit Agreement loans in the components of the debt table above. The Company had no ineffectiveness related to its swap agreements as of December 31, 2013. The Company expects to reclassify in the next twelve months approximately $4 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at December 31, 2013.

In February 2014, the Company entered into three new interest rate swap agreements for a total notional amount of $300 million. Each of these swap agreements are designated as cash flow hedges similar to those outstanding as of December 31, 2013. The Company will receive the greater of three-month LIBOR or 1%, and will pay fixed amounts between 2.24% to 2.28%.

(B) Senior Secured Notes due 2014

On January 15, 2004, SunGard issued $250 million of 4.875% senior unsecured notes due January 2014, which are subject to certain standard covenants. As a result of the LBO, these senior notes became collateralized on an equal and ratable basis with loans under the Credit Agreement and are guaranteed by all subsidiaries that guarantee the senior notes due 2018 and 2020 and senior subordinated notes due 2019. The senior secured notes due 2014 were recorded at $246 million as of December 31, 2012 reflecting the remaining unamortized discount of $4 million caused by the LBO that was amortized as interest expense during 2013. The Senior Secured Notes were fully repaid and retired in January 2014.

(C) Senior Notes due 2015, 2018 and 2020 and Senior Subordinated Notes due 2015 and 2019

In November 2010, SunGard issued $900 million of 7.375% senior notes due 2018 and $700 million of 7.625% of senior notes due 2020. The proceeds, together with other cash, were used to retire the former $1.6 billion 9.125% senior notes that would have been due 2013. The senior notes due 2018 and 2020 (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes due 2018 and 2020, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes due 2018 and 2020. All obligations under the senior notes due 2018 and 2020 are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% owned subsidiaries of SunGard.

On April 2, 2012, SunGard redeemed for $527 million plus accrued and unpaid interest to the redemption date, all of its outstanding $500 million 10.625% senior notes due 2015 (“2015 Notes”) under the Indenture dated as of September 29, 2008 among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee, as amended or supplemented from time to time. In conjunction with the redemption of the 2015 Notes, the Company incurred a $37 million loss on the extinguishment of debt which included a $27 million premium.

On November 1, 2012, SunGard issued $1 billion aggregate principal amount of 6.625% senior subordinated notes due 2019 (“senior subordinated notes”) and used a portion of the net proceeds from this offering to repurchase approximately $490 million of its $1 billion 10.25% senior subordinated notes due 2015 (“existing 10.25% senior subordinated notes”). On December 3, 2012, SunGard redeemed the remaining existing 10.25% senior subordinated notes. As a result of this transaction, the Company incurred a $29 million loss on the extinguishment of debt which included a $21 million premium.

The senior subordinated notes are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the senior secured notes due 2014 and the senior notes due 2018 and 2020. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

The senior notes due 2018 and 2020 and senior subordinated notes are redeemable in whole or in part, at SunGard’s option, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, SunGard is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes due 2018 and 2020 and senior subordinated notes contain a number of covenants that restrict, subject to certain exceptions, SunGard’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2018 and 2020 or senior subordinated notes, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

(D) Secured Accounts Receivable Facility

SunGard’s syndicated secured accounts receivable facility limit was $275 million at December 31, 2013, which consists of a term loan of $200 million and a revolving commitment of $75 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. The interest rate is one-month LIBOR plus 3.5%, which at December 31, 2012 and 2013 was 3.71% and 3.67%, respectively. The facility matures on December 19, 2017. At December 31, 2013, $200 million was drawn against the term loan commitment and no amount was outstanding under the revolving credit commitment. Also at December 31, 2013, $509 million of accounts receivable secured the borrowings under the receivables facility. On January 31, 2014, SunGard removed AS as a seller and, as a result, repaid $60 million of the term loan commitment. After the removal of AS and the $60 million repayment of the term loan, the aggregate facility limit was $200 million, consisting of a $140 million term loan commitment and a $60 million revolving credit commitment, which also was reduced as a result of the removal of AS.

SunGard is subject to a fee on the unused portion of 0.75% per annum. The receivables facility contains certain covenants and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Future Maturities

At December 31, 2013, the contractual future maturities of debt are as follows (in millions):

	Contractual
2014	$293	(1)
2015	31
2016	31
2017	656	(2)
2018	929
Thereafter	4,452

(1)	On January 15, 2014, the Company repaid $250 million of senior secured notes due 2014. On February 28, 2014, the Company repaid the remaining $7 million outstanding tranche A term loans. The remaining $36 million outstanding represents the annual principal installments of tranche D and tranche E, foreign bank debt and capital leases.
(2)	On January 31, 2014, the Company removed AS as a seller under the accounts receivable facility and repaid $60 million of the term loan component as a result of the removal.

6. Split-off of Availability Services Business from SunGard

On January 24, 2014, SunGard announced that its board of directors approved a plan to split-off its AS business on a tax-free basis to its existing stockholders, including its private equity owners. Once the split-off is completed, the AS business will be a separate company from SunGard and have its own board of directors. SunGard’s remaining software and processing businesses will consist of Financial Systems (SunGard’s largest business) and PS&E.

The split-off is expected to be completed as early as the end of March 2014, subject to the satisfaction of various customary conditions, including the receipt of financing for Sungard Availability Services Capital, Inc. (“SAS Capital”), opinions of counsel as to the tax-free nature of the split-off and related transactions, and final approval by SunGard’s board of directors. SunGard expects to use the proceeds from the financing received by SAS Capital, net of transaction fees and expenses, to reduce debt. If the transaction occurs as planned, the Company expects to incur a loss on extinguishment of debt which could have a material impact on its results of operations.

Both SunGard and SAS Capital would continue to be owned principally by the consortium of private equity investment funds associated with the Sponsors.

7. Accumulated Other Comprehensive Income:

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the years ended December 31, 2011, 2012 and 2013 (in millions):

	Year Ended December 31,
Other Comprehensive Income Components	2011	2012	2013	Affected Line Item in the Statement of Comprehensive Income for Components Reclassified from OCI
Unrealized gain (loss) on derivative instruments and other	$(13)	(1)	$—
Loss (gain) on derivatives reclassified into income
Interest rate contracts	34	10	6	Interest expense and amortization of deferred financing fees
Forward Currency Hedges	(2)	3	—	Cost of sales and direct operating

Total reclassified into income	32	13	6
Income tax benefit (expense)	(10)	(2)	(3)

Amounts reclassified from accumulated other comprehensive income net of tax	22	11	3

Unrealized gain (loss) on derivative instruments, net of tax	$9	$10	$3

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, through December 31, 2013 as follows (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$(9)	$(37)	$—	$(46)
Other comprehensive income before reclassifications	(1)	33	—	32
Amounts reclassified from accumulated other comprehensive income net of tax	11	—	—	11

Net current-period other comprehensive income	10	33	—	43

Balance at December 31, 2012	1	(4)	—	(3)

Other comprehensive income before reclassifications	—	19	(3)	16
Amounts reclassified from accumulated other comprehensive income net of tax	3	—	—	3

Net current-period other comprehensive income	3	19	(3)	19

Balance at December 31, 2013	$4	$15	$(3)	$16

8. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$407	$—	$—	$407
Interest rate swap agreements and other	—	4	—	4
Currency forward contracts	—	2	—	2

Total	$407	$6	$—	$413

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$227	$—	$—	$227
Currency forward contracts	—	4	—	4

Total	$227	$4	$—	$231

Liabilities
Interest rate swap agreements and other	$—	$4	$—	$4

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Cash and cash equivalents—money market funds is recognized and measured at fair value in the Company’s financial statements. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contacts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. This fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts. The fair value of the INR forward contracts were an asset of $2 million and $4 million at December 31, 2013 and 2012, respectively.

Certain assets and liabilities are measured on a non-recurring basis and, in recent years, the only asset or liability to be measured on a non-recurring basis is goodwill where a step-two test was required. In 2012, goodwill with a carrying value of $914 million was written down to a fair value of $529 million due to the recognition of a $385 million impairment loss, which is reflected in continuing operations and discussed further in Note 1.

The fair value of goodwill is categorized in Level 3, fair value measurement using significant unobservable inputs, and is estimated by a combination of (i) discounted cash flows based on projected earnings in the future

(the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3
Assets
Goodwill	$—	$—	$529

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps (in millions):

	December 31, 2012		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Floating rate debt	$3,803	$3,826	$3,530	$3,548
Fixed rate debt	2,859	3,023	2,862	3,024

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

9. Preferred Stock

SCCII

SCCII has preferred and common stock outstanding at December 31, 2012 and 2013. The preferred stock is non-voting and ranks senior in right of payment to the common stock. Each share of preferred stock has a liquidation preference of $100 (the initial Class P liquidation preference) plus an amount equal to the accrued and unpaid dividends accruing at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share), compounded quarterly. Holders of preferred stock are entitled to receive cumulative preferential dividends to the extent a dividend is declared by the Board of Directors of SCCII at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share) payable quarterly in arrears. The aggregate amount of cumulative but undeclared preferred stock dividends at December 31, 2012 and 2013 was $595 million and $764 million, respectively ($60.31 and $77.35 per share, respectively).

Preferred shares and stock awards which include preferred shares are held by certain members of management. In the case of termination resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. Accordingly, these shares of preferred stock must be classified as temporary equity (between liabilities and stockholder’s equity) on the balance sheet of SCCII.

In December 2012, SunGard borrowed $720 million (see Note 5) and used the net proceeds, along with available cash, to finance a preferred stock dividend of approximately $718 million, or $72.80 per preferred share (equivalent to $3.64 per Unit, as defined in Note 11). As a result of the dividend, under the terms of various equity award agreements and the SCC and SCCII Dividend Rights Plan, SCC was required to make dividend-equivalent cash payments of up to approximately $30 million to equity award holders. Of the $30 million, approximately $6 million was paid in December 2012 and the remaining balance will be paid over approximately five years, subject to vesting of the underlying equity awards. The total dividend and dividend-equivalents paid in 2012 was $724 million. In order to affect this transaction, SDS declared a dividend of approximately $747 million through holding companies ultimately to SCCII, which in turn declared a dividend of approximately $718 million to the holders of the preferred stock and a dividend of approximately $30 million, representing the amount of the dividend-equivalent cash payments, to SCC as the sole holder of the common stock. Also as a result of the dividend, all outstanding options on Units, except for the options with an exercise price of $4.50 per Unit, were modified to reduce the exercise price by $3.64 per Unit. There was no incremental stock compensation expense as a result of the dividend. Approximately $3 million of dividend-equivalents was paid in 2013.

SCC

Preferred stock of SCCII is classified as Noncontrolling interest in the equity section or temporary equity on the balance sheet of SCC.

10. Common Stock

SCC has nine classes of common stock, Class L and Class A-1 through A-8. Class L common stock has identical terms as Class A common stock except as follows:

•	Class L common stock has a liquidation preference: distributions by SCC are first allocated to Class L common stock up to its $81 per share liquidation preference plus an amount sufficient to generate a rate of return of 13.5% per annum, compounded quarterly (“Class L Liquidation Preference”). All holders of Common stock, as a single class, share in any remaining distributions pro rata based on the number of outstanding shares of Common stock; and

•	each share of Class L common stock automatically converts into Class A common stock upon an initial public offering or other registration of the Class A common stock and is convertible into Class A common stock upon a majority vote of the holders of the outstanding Class L common stock upon a change in control or other realization events. If converted, each share of Class L common stock is convertible into one share of Class A common stock plus an additional number of shares of Class A common stock determined by dividing the Class L Liquidation Preference at the date of conversion by the adjusted market value of one share of Class A common stock as set forth in the certificate of incorporation of SCC.

In the case of termination resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. Accordingly, these common shares must be classified as temporary equity (between liabilities and equity) on the balance sheet of SCC.

11. Stock Option and Award Plans and Stock-Based Compensation:

The SunGard 2005 Management Incentive Plan (“Plan”) as amended from time to time was established to provide long-term equity incentives. The Plan authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. Options for Units cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units (“RSUs”) for Units in the Parent Companies and options to purchase Class A common stock in SCC. Currently, equity awards are granted for RSUs. All awards under the Plan are granted at fair market value on the date of grant.

Time-based options and RSUs granted generally vest over four or five years with monthly or annual vesting depending on the timing of the grant. Performance-based options and RSUs are earned upon the attainment of certain annual or cumulative earnings goals based on Adjusted EBITA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) or Adjusted EBITDA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense, depreciation and certain other items) targets for the Company, depending on the date of grant, during a specified performance period. For awards granted prior to May 2011, the performance period was generally five years. For awards granted after May 2011, the performance period is generally 12 or 18 months at the end of which a portion of what was earned vests and the remainder of what was earned vests monthly or annually over a period of years. Time-based and performance-based options can partially or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is four or five years (ten years for certain performance-based RSUs) after the date of grant.

In June 2013, certain senior executives of the Company were granted long-term incentive equity awards (“Appreciation Units”) to be settled in stock. The Appreciation Units vesting terms are either market-based dependent upon the performance of the Company’s Unit price (“Performance-based”) or time-based. Performance-based Appreciation Units will vest only if the average value per Unit at each measurement date (as defined in the agreements) increases over a base Unit value specified in the agreements and may be subject to continued employment through June 1, 2017. Time-based Appreciation Units will vest in annual installments over a period of years as specified in the applicable award agreement, subject to continued employment. The Company determined the fair value of the Performance-based Appreciation Units using a Monte Carlo valuation model and will record the aggregate expense of $22 million over the four-year measurement period on a straight-line basis regardless of vesting, subject to continued employment, if applicable. Time-based Appreciation Units were valued using the Black-Scholes pricing model at $4 million in the aggregate, which will be expensed over the four-year service period on a straight-line basis.

The total fair value of options that vested for 2011, 2012 and 2013 was $8 million, $4 million and $2 million, respectively. The total fair value of Appreciation Units that vested during 2013 was $2 million. The total fair value of RSUs that vested for the years 2011, 2012 and 2013 was $21 million, $30 million and $41 million, respectively. At December 31, 2012 and 2013, approximately 2.5 million and 3.2 million RSUs, respectively, were vested.

The fair value of option Units granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2011	2012	2013
Weighted-average fair value on date of grant	$9.76	$7.84	$8.06
Assumptions used to calculate fair value:
Volatility	43%	43%	49%
Risk-free interest rate	1.6%	0.6%	1.2%
Expected term	5.0 years	5.0 years	5.5 years
Dividends	zero	zero	zero

The assumptions used in valuing the Performance-based and Time-based Appreciation Units follow:

	Year ended December 31, 2013
	Performance-based	Time-based
Weighted-average fair value on date of grant	$5.45	$5.91
Assumptions used to calculate fair value:
Volatility	38%	38%
Risk-free interest rate	0.8%	0.8%
Expected term	4 years	4 years
Dividends	zero	zero

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Since the Company is not publicly traded, the Company utilizes equity valuations based on (a) stock market valuations of public companies in comparable businesses, (b) recent transactions involving comparable companies and (c) any other factors deemed relevant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted is derived from historical experience and expectations and represents the period of time that stock options granted are expected to be outstanding. The requisite service period is generally four or five years from the date of grant.

For 2011, 2012 and 2013, the Company included stock compensation expense of $33 million, $37 million and $46 million, respectively, in sales, marketing and administration expenses (in continuing operations). In 2011 and 2012, the Company included stock compensation expense of $2 million and $1 million, respectively, in income (loss) from discontinued operations. At December 31, 2013, there was approximately $2 million and $64 million of unearned non-cash stock-based compensation related to time-based options and RSUs, respectively, that the Company expects to record as expense over a weighted average of 2.6 and 2.8 years, respectively. Also, at December 31, 2013, there was approximately $21 million of unearned non-cash stock compensation related to Appreciation Units that the Company expects to record over 3.4 years. In addition, at December 31, 2013, there was approximately $1 million and $31 million of unearned non-cash stock-based compensation related to performance-based options and RSUs, respectively, that the Company could record as expense over a weighted average of 2.2 and 3.2 years, respectively, depending on the level of achievement of financial performance goals. Included in the unrecognized expense related to performance award amounts above are approximately 60,000 option Units ($0.4 million) and 728,000 RSUs ($14 million) that were earned during 2012 and 2013, but that will vest monthly or annually during 2014 through 2017. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of four or five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period.

The following table summarizes option/RSU activity:

	Units
	Options (in millions)	Weighted- Average Exercise Price		RSUs (in millions)	Weighted- Average Grant Date Fair Value	Appreciation Units (in millions)	Weighted- Average Base Unit Value	Class A Options (in millions)	Weighted- Average Exercise Price
Outstanding at December 31, 2010	26.2	$16.54		6.4	$21.59	—		12.4	$1.58
Granted	0.2	24.74		2.4	24.40	—		—
Exercised/ released	(2.0)	10.39		(0.3)	21.92	—		—
Canceled	(4.2)	18.05		(0.9)	21.41	—		(2.4)	1.48

Outstanding at December 31, 2011	20.2	16.93		7.6	22.50	—		10.0	1.60
Granted	0.2	20.67		2.9	20.62	—		—
Exercised/ released	(2.5)	11.11		(0.8)	21.57	—		—
Canceled	(1.8)	19.04		(1.6)	21.61	—		(3.4)	1.40

Outstanding at December 31, 2012	16.1	14.01	(1)	8.1	22.09	—		6.6	1.71
Granted	—			3.0	17.74	4.6	$17.37	—
Exercised / released	(0.7)	11.46		(1.1)	23.56	—		—
Canceled	(0.6)	15.17		(0.6)	21.09	—		(1.2)	1.70

Outstanding at December 31, 2013	14.8	14.30		9.4	20.59	4.6	17.37	5.4	1.72

(1)	Weighted-average exercise price has been adjusted to reflect the reduction in the exercise price of all outstanding option units, other than options with an exercise price of $4.50 per Unit, by $3.64 per Unit at the date of the declaration of the preferred stock dividend (see Note 9).

Included in the table above are 2.1 million option Units (weighted-average exercise price of $14.78), 0.6 million RSUs (weighted-average grant-date fair value of $21.63) and 1.3 million Class A options (weighted-average exercise price of $1.79) that have not vested and for which the performance period has ended. These options and RSUs may be canceled in the future.

Shares available for grant under the 2005 plan at December 31, 2013 were approximately 26.4 million shares of Class A common stock and 2.8 million shares of Class L common stock of SunGard Capital Corp. and 1.0 million shares of preferred stock of SunGard Capital Corp. II.

The total intrinsic value of options exercised during the years 2011, 2012 and 2013 was $25 million, $22 million and $4 million, respectively.

Cash proceeds received by SCC, including proceeds received by SCCII, from exercise of stock options were $0.3 million and $0.2 million in 2011 and 2012, respectively. Cash proceeds received by SCCII from exercise of stock options were $0.08 million in 2011 and $0.04 million in 2012. Cash proceeds received by SCC, including proceeds received by SCCII, from purchases of stock were $6 million in 2011. Cash proceeds received by SCCII from purchases of stock were $3 million in 2011. Cash proceeds received by SCC and SCCII from exercise of stock options in 2013 was not material.

The tax benefit from options exercised during 2011, 2012 and 2013 was $9 million, $7 million and $1 million, respectively. The tax benefit from release of RSUs during 2011, 2012 and 2013 was $2 million, $6 million and $6 million, respectively. The tax benefit is realized by SCC since SCC files as a consolidated group which includes SCCII and SunGard.

The following table summarizes information as of December 31, 2013 concerning options for Units and Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
	Number of Options Outstanding (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Number of Options (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)

Exercise Price
Units
$4.50	0.65	0.9	$8	0.65	0.9	$8
14.36-17.08	11.32	1.9	33	11.15	1.8	32
17.68-21.10	0.40	6.6	—	0.30	6.1	—

Class A Shares
0.21-0.44	1.70	6.0	—	1.42	6.0	—
1.41	0.33	4.9	—	0.33	4.9	—
2.22-3.06	1.97	4.3	—	1.97	4.3	—

12. Savings Plans:

The Company and its subsidiaries maintain savings and other defined contribution plans. Certain of these plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense for continuing operations under these plans aggregated $61 million in 2011, $56 million in 2012 and $57 million in 2013.

13. Income Taxes:

The continuing operations provision (benefit) for income taxes for 2011, 2012 and 2013 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2011	2012	2013	2011	2012	2013	2011	2012	2013
Current:
Federal	$(25)	$(22)	$33	$(25)	$(22)	$33	$(26)	$(21)	$34
State	4	9	13	4	9	13	4	9	13
Foreign	60	52	56	60	52	56	60	52	56

Total current	39	39	102	39	39	102	38	40	103

Deferred:
Federal	(102)	(53)	(77)	(102)	(53)	(77)	(103)	(54)	(78)
State	(39)	3	(7)	(39)	3	(7)	(39)	3	(7)
Foreign	(14)	(29)	(12)	(14)	(29)	(12)	(14)	(29)	(12)

Total deferred	(155)	(79)	(96)	(155)	(79)	(96)	(156)	(80)	(97)

Total	$(116)	$(40)	$6	$(116)	$(40)	$6	$(118)	$(40)	$6

Income (loss) from continuing operations before income taxes for 2011, 2012 and 2013 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2011	2012	2013	2011	2012	2013	2011	2012	2013
U.S. operations	$(341)	$(531)	$(69)	$(341)	$(531)	$(68)	$(341)	$(531)	$(68)
Foreign operations	159	93	125	159	93	125	159	93	125

Total	$(182)	$(438)	$56	$(182)	$(438)	$57	$(182)	$(438)	$57

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate of 35% and the Company’s continuing operations effective income tax rate for 2011, 2012 and 2013 were as follows (in millions):

	SCC			SCCII			SunGard
	2011	2012	2013	2011	2012	2013	2011	2012	2013
Tax at federal statutory rate	$(65)	$(152)	$20	$(65)	$(152)	$20	$(65)	$(152)	$20
State income taxes, net of federal benefit	(6)	(2)	—	(6)	(2)	—	(6)	(2)	—
Foreign taxes, net of U.S. foreign tax credit (1)	(20)	(13)	(5)	(20)	(13)	(5)	(20)	(13)	(5)
Tax rate changes (2)	(31)	7	(1)	(31)	7	(1)	(31)	7	(1)
Nondeductible goodwill impairment charge	17	118	—	17	118	—	17	118	—
Nondeductible expenses	6	3	4	6	3	4	6	3	4
Change in uncertain tax positions (3)	(1)	12	4	(1)	12	4	(1)	12	4
Research and development credit	(3)	(1)	(9)	(3)	(1)	(9)	(3)	(1)	(9)
Domestic production activities deduction	—	(1)	(4)	—	(1)	(4)	—	(1)	(4)
U.S. income taxes on non-U.S. unremitted earnings	(11)	(20)	4	(11)	(20)	4	(11)	(20)	4
Lease exit reserves	—	—	(9)	—	—	(9)	—	—	(9)
Other, net	(2)	9	2	(2)	9	2	(4)	9	2

Total	$(116)	$(40)	$6	$(116)	$(40)	$6	$(118)	$(40)	$6

Effective income tax rate	64%	9%	11%	64%	9%	11%	65%	9%	11%

(1)	Includes foreign taxes, dividends and the rate differential between U.S. and foreign countries. Also includes a favorable adjustment in 2011 of $4 million related to foreign tax credits not previously recognized, and includes $8 million, $6 million and $4 million in 2011, 2012 and 2013, respectively, related to benefits of a temporary reduction in statutory tax rates. These temporary tax rates expire between 2013 and 2024.
(2)	During 2011, the Company determined that a 2009 adjustment was incorrect and reversed it, thereby increasing the deferred tax liability and goodwill balances. The Company recorded an income tax benefit of $35 million reflecting the amortization of the deferred income tax liability which benefit would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made (see goodwill discussion in Note 1).
(3)	The change in uncertain tax positions recorded in continuing operations was a decrease of $1 million and increases of $12 million and $4 million in 2011, 2012 and 2013, respectively, which reflects the offsetting benefits recorded in prepaid expenses and other current assets. The balance is recorded in discontinued operations.

Deferred income taxes are recorded based upon differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax credit carryforwards. Deferred income tax assets and liabilities at December 31, 2012 and 2013 consisted of the following (in millions):

	SCC		SCCII		SunGard
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Current:
Trade receivables and other current assets	$9	$(2)	$9	$(2)	$9	$(2)
Accrued expenses, net	28	28	28	28	28	28
Tax credit carryforwards	29	20	29	20	29	20
Other current	—	(11)	—	(11)	—	(11)

Total current deferred income tax asset (liability)	66	35	66	35	66	35
Valuation allowance	(17)	(5)	(17)	(5)	(17)	(5)

Net current deferred income tax asset (liability)—continuing operations	$49	$30	$49	$30	$49	$30

Long-term:
Property and equipment	$12	$1	$12	$1	$12	$1
Intangible assets	(1,102)	(1,025)	(1,102)	(1,025)	(1,102)	(1,026)
Net operating loss carry-forwards	101	98	101	98	101	98
Stock compensation	56	62	56	62	56	62
U.S. income taxes on non-U.S. unremitted earnings	(20)	(24)	(20)	(24)	(20)	(24)
Other long-term liabilities	—	34	—	34	—	34
Other, net	(32)	(13)	(32)	(13)	(25)	(5)

Total long-term deferred income tax liability	(985)	(867)	(985)	(867)	(978)	(860)
Valuation allowance	(48)	(62)	(48)	(62)	(48)	(62)

Net long-term deferred income tax liability—continuing operations	$(1,033)	$(929)	$(1,033)	$(929)	$(1,026)	$(922)

The deferred income tax assets and liabilities include amounts classified as related to discontinued operations on the face of the financial statements for the year ended December 31, 2013.

The Company recorded a $135 million deferred tax liability as of December 31, 2011 related to the book-over-tax basis difference in a Higher Education subsidiary. The deferred tax provision was reflected in discontinued operations. Upon completion of the sale of Higher Education in the first quarter of 2012, the deferred tax liability was reversed.

As of December 31, 2013 the Company has net operating loss carryforwards, the tax effect of which is $98 million, which consist of $16 million for U.S. federal income tax purposes, $19 million for U.S. state income tax purposes and $63 million for foreign income tax purposes. The tax benefit recorded for net operating losses, net of valuation allowance, is $41 million, which consists of $8 million for U.S. federal income tax purposes, $11 million for U.S. state income tax purposes and $22 million for foreign income tax purposes. These tax loss carryforwards expire through 2033 and utilization is limited in certain jurisdictions. Some foreign losses have indefinite carryforward periods.

The valuation allowances of $65 million and $67 million at December 31, 2012 and 2013, respectively, were primarily related to federal, state and foreign net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2012 and 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Foreign tax credit carryforwards of $29 million and $20 million in 2012 and 2013, respectively, can be carried forward up to 10 years and will begin to expire in 2020. No valuation allowance has been recorded against this deferred tax asset as the Company believes it will more likely than not be realized prior to its expiration.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2011	2012	2013
Balance at beginning of year	$37	$22	$94
Additions for tax positions of prior years	1	22	7
Reductions for tax positions of prior years	(1)	—	(5)
Additions for tax positions of current year	2	50	3
Settlements for tax positions of prior years	(17)	—	—

Balance at end of year	$22	$94	$99

As of December 31, 2013 the Company had unrecognized tax benefits of approximately $99 million which if recognized, would favorably affect the effective tax rate. Included in prepaid and other assets are amounts that would partially offset the impact on the effective tax rate. Increases in 2012 relate primarily to state income tax related matters. Included in the balance of unrecognized tax benefits is accrued interest and penalties, net of federal benefits of $2 million, $4 million and $6 million for 2011, 2012 and 2013, respectively. The Company recognizes interest and penalties in income tax expense.

Tax years after 2006 remain open for examination by the Internal Revenue Service, although years 2007 and 2008 are effectively settled. The Internal Revenue Service is currently completing its examination of tax years 2009 and 2010. In addition, tax years after 2004 remain open for audit by various state, local and foreign jurisdictions. The Company anticipates that it is reasonably possible that between $0 and $32 million of unrecognized tax benefits may be resolved within the next 12 months.

During the fourth quarter of 2012 as a result of debt refinancing activities, the Company reevaluated the earnings of all its foreign subsidiaries and those that could be expected to be permanently reinvested outside the U.S. The Company determined that certain of its foreign subsidiaries earnings are permanently reinvested. The recognition of U.S. income tax is required when earnings of the foreign subsidiaries are not considered permanently reinvested outside the U.S. As of December 31, 2012 and 2013, the Company provided a deferred income tax liability of approximately $20 million and $24 million, respectively for non-U.S. withholding and U.S. income taxes associated with the future repatriation of earnings for certain non-U.S. subsidiaries. The Company has not provided deferred taxes on approximately $100 million of undistributed earnings of non-U.S. subsidiaries at December 31, 2013. Quantification of the related deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

14. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures during 2013 (in millions):

	Balance 12/31/2012	Expense related to 2013 actions	Paid	Other adjustments*	Balance 12/31/2013
Workforce-related	$26	$30	$(29)	$(6)	$21
Facilities	22	2	(3)	(1)	20

Total	$48	$32	$(32)	$(7)	$41

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation adjustments.

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019. The $20 million of facilities reserves is included in the future minimum rentals under operating leases (see Note 17).

The following table provides a rollforward of the liability balances for workforce reductions and facility closures during 2012 (in millions):

	Balance 12/31/2011	Expense related to 2012 actions	Paid	Other adjustments*	Balance 12/31/2012
Workforce-related	$30	$37	$(37)	$(4)	$26
Facilities	12	12	(2)	—	22

Total	$42	$49	$(39)	$(4)	$48

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation adjustments.

15. Segment Information:

The Company has three reportable segments: FS, AS and PS&E.

FS primarily serves financial services companies through a broad range of software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

AS helps its customers maintain access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their IT systems reliable and secure. AS offers a complete range of availability services, including recovery services, managed services, consulting services and business continuity management software.

PS&E primarily provides software and processing solutions designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public schools, utilities, non-profits and other public sector institutions.

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

The operating results for the years ended December 31, 2013, 2012 and 2011 for each segment follow (in millions):

	FS	AS	PS&E	Sum of Segments
Year Ended December 31, 2013
Revenue	$2,551 (1)	$1,373 (2)	$210	$4,134
Adjusted EBITDA	746 (1)	436	66	1,248
Adjusted EBITDA margin	29.2%	31.8%	31.6%	30.2%
Year over Year revenue change	(2)%	(2)%	3%	(2)%
Year over Year Adjusted EBITDA change	3%	(9)%	—%	(2)%

Year Ended December 31, 2012
Revenue	$2,604	$1,405 (2)	$204	$4,213
Adjusted EBITDA	727	480	66	1,273
Adjusted EBITDA margin	27.9%	34.2%	32.5%	30.2%
Year over Year revenue change	(4)%	(4)%	—%	(4)%
Year over Year Adjusted EBITDA change	2%	(6)%	5%	1%

Year Ended December 31, 2011
Revenue	$2,717	$1,460 (2)	$204	$4,381
Adjusted EBITDA	715	508	63	1,286
Adjusted EBITDA margin	26.3%	34.8%	31.2%	29.4%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2011		2012		2013
Adjusted EBITDA (sum of segments)	$1,286		$1,273		$1,248
Corporate	(71)		(44)		(46)
Depreciation (3)	(271)		(287)		(303)
Amortization of acquisition-related intangible assets	(432)		(382)		(334)
Goodwill impairment charge	(48)		(385)		—
Severance and facility closure costs	(59	)(4)	(46	)(5)	(27	)(6)
Stock compensation expense	(33)		(37)		(46)
Management fees	(12)		(14)		(12)
Other costs (included in operating income)	(19)		(7)		(19)
Interest expense, net	(521)		(427)		(397)
Loss on extinguishment of debt	(3)		(82)		(6)
Other income (expense)	1		—		(1)

Income (loss) from continuing operations before income taxes	$(182)		$(438)		$57

Note: In 2013, SCC’s income (loss) from continuing operations before income taxes is $56 million.

Depreciation, amortization of acquisition-related intangible assets, total assets and capital expenditures by segment follow (in millions):

	FS		AS	PS&E	Sum of Segments	Corporate and other adjustments		Total
Year Ended December 31, 2013
Depreciation (3)	$95		$199	$7	$301	$2		$303
Amortization of acquisition-related intangible assets	168		152	13	333	1		334
Capital expenditures	103		146	8	257	1		258
Total assets	5,956		2,903	780	9,639	140	(7)	9,779

	FS		AS	PS&E	Sum of Segments	Corporate and other adjustments		Total
Year Ended December 31, 2012
Depreciation (3)	$88		$191	$7	$286	$1		$287
Amortization of acquisition-related intangible assets	199		165	17	381	1		382
Capital expenditures	88		162	7	257	2		259
Total assets	5,718		2,908	730	9,356	665	(7)	10,021

	FS		AS	PS&E	Sum of Segments	Corporate		Total
Year Ended December 31, 2011
Depreciation (3)	$83		$180	$7	$270	$1		$271
Amortization of acquisition-related intangible assets	240	(8)	172	19	431	1		432
Capital expenditures	88		178	5	271	4		275

(1)	SunGard received approximately $12 million in proceeds related to a bankruptcy claim assigned and sold to a third party in the third quarter of 2013. The claim related to a FS customer that filed for Chapter 11 bankruptcy in January 2013. The amount of the claim represented previously reserved revenue, which now has been recognized, and a termination charge related to the customer contract.
(2)	Management evaluates segment results excluding the impact of intersegment revenue. Approximately $28 million, $28 million and $30 million of AS intersegment revenue has been eliminated for the years 2011, 2012 and 2013, respectively. FS and PS&E had no significant intersegment revenue for the years presented.
(3)	Includes amortization of capitalized software.
(4)	Includes $29 million, $9 million and $16 million of severance and executive transition costs in FS, AS and corporate, respectively. Also includes $3 million and $1 million of lease exit costs in FS and AS, respectively.
(5)	Includes $27 million, $4 million, $2 million and $1 million of severance in FS, AS, PS&E and corporate, respectively. Also includes $12 million of lease exit costs in FS.
(6)	Includes $13 million, $10 million and $1 million of severance in FS, AS and corporate, respectively. Also includes $3 million of lease exit costs in FS.
(7)	Includes items that are eliminated in consolidation, trade name, deferred income taxes and the assets of the Company’s assets held for sale.
(8)	Includes approximately $7 million of impairment charges related to software and customer base.

Geographic Presence

The Company transacts business and has operations globally. The Company’s revenue by customer location follows (in millions):

	Year ended December 31,
	2011	2012	2013

United States	$2,827	$2,719	$2,624

International:
United Kingdom	410	418	431
Continental Europe	614	548	538
Asia/Pacific	261	258	265
Canada	173	168	156
Other	96	102	120

	1,554	1,494	1,510

	$4,381	$4,213	$4,134

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2012	December 31, 2013
United States	$578	$546
International:
United Kingdom	162	149
Continental Europe	61	63
Canada	38	32
Asia/Pacific	31	26
Other	3	5

	$873	$821

16. Related Party Transactions:

SunGard is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to SunGard and the Parent Companies. These services include financial, managerial and operational advice and implementation strategies for improving the operating, marketing and financial performance of SunGard and its subsidiaries. The management fees are equal to 1% of quarterly Adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and goodwill impairment, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, which is consistent with the Credit Agreement, and are payable quarterly in arrears. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change in control transactions. For the years ended December 31, 2011, 2012 and 2013, SunGard recorded $12 million, $14 million and $12 million, respectively, relating to management fees in continuing operations in the statement of comprehensive income, of which $4 million, is included in other accrued expenses at December 31, 2012 and 2013. In addition, for the years ended December 31, 2011, 2012 and 2013, SunGard recorded $1 million, $18 million and $- million, respectively, relating to management fees in discontinued operations in the statement of comprehensive income.

During 2012, Goldman Sachs & Co. and/or its respective affiliates received fees in connection with the March 2012 amendment and restatement of SunGard’s Credit Agreement, November 2012 Senior Subordinated Notes issuance and December 2012 amendment and restatement of SunGard’s Credit Agreement. In connection with these transactions, Goldman Sachs & Co. was paid approximately $3 million.

During 2013,Goldman Sachs & Co. and/or its respective affiliates received fees of approximately $1 million in connection with the March 2013 amendment of SunGard’s Credit Agreement.

The Company’s Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with SunGard to use its products and services, or for SunGard to use the Sponsors affiliates’ products and services, in the ordinary course of business, which often result in revenues or costs to SunGard in excess of $120,000 annually. These transactions are entered into at arms-length. In the aggregate, the arrangements are not material to SunGard’s results of operations.

17. Commitments, Contingencies and Guarantees:

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were a combined $40 million of restoration liabilities included in accrued expenses and other long term liabilities at December 31, 2013.

Future minimum rentals and sublease income under operating leases with initial or remaining non-cancelable lease terms in excess of one year for continuing operations at December 31, 2013 follow (in millions):

	Future minimum rentals	Future minimum sublease rental income
2014	$193	$5
2015	169	4
2016	140	4
2017	121	4
2018	97	3
Thereafter	311	1

	$1,031	$21

Rent expense from continuing operations aggregated to $232 million in 2011, $215 million in 2012 and $208 million in 2013. Sublease rental income was $3 million and $5 million in 2012 and 2013, respectively. At December 31, 2013, the Company had unconditional purchase obligations of approximately $199 million and $35 million of outstanding letters of credit and bid bonds issued primarily as security for performance under certain customer contracts.

In the event that the management agreement described in Note 16 is terminated by the Sponsors (or their affiliates) or SunGard and its Parent Companies, the Sponsors (or their affiliates) will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors (or their affiliates) or SunGard and its Parent Companies provide notice to the other. The initial ten year term expires August 11, 2015.

The Company is presently a party to certain lawsuits arising in the ordinary course of its business. In the opinion of management, none of its current legal proceedings are expected to have a material impact on the Company’s business or financial results. The Company’s customer contracts generally include typical indemnification of customers, primarily for intellectual property infringement claims. Liabilities in connection with such obligations have not been material.

The Company has had patent infringement lawsuits filed against it or certain of its customers claiming that certain of its products infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or limitations on the Company’s ability to offer certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. Also, certain agreements with previously owned businesses of the Company require indemnification to the new owners for certain matters as part of the sale of those businesses.

The Company evaluates, on a regular basis, developments in its legal matters. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. At December 31, 2013, the Company has not accrued for any outstanding patent infringement, indemnification or other legal matters.

In its outstanding legal matters for which it has not made an accrual, but for which it is reasonably possible that a loss may occur, the Company is unable to estimate a range of loss due to various reasons, including, among others: (1) that the proceedings are in early stages, (2) that there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) that there are significant factual issues to be resolved, and (4) that there are novel legal issues presented. Such legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. Based on current knowledge, the Company believes that the final outcome of the matters discussed above will not, individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. While the Company intends to vigorously defend these matters, in light of the uncertainties involved in such matters, there exists the possibility of adverse outcomes, and the final outcome of a particular matter could have a material adverse effect on results of operations or cash flows in a particular period.

The Company has recorded a reserve for unrecognized tax benefits for certain matters. Also, the Company is under examination in various federal, state and local and foreign jurisdictions related to income and non-income tax matters. Based on current knowledge, the Company believes that resolution of these matters, giving recognition to the reserve for unrecognized tax benefits, will not have a materially adverse impact on its business, consolidated financial position, results of operations or cash flows.

18. Quarterly Financial Data (in millions and unaudited):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2012
Revenue	$1,012	$1,061		$1,023		$1,117
Gross profit (1)	566	632		600		703
Income (loss) before income taxes	(83)	(32)		(379	)(3)	56
Income (loss) from continuing operations	(77)	(7)		(366	)(3)	52
Income (loss) from discontinued operations	312 (2)	(1)		4		17
Net income (loss)	235 (2)	(8)		(362	)(3)	69	(4)
Net income (loss) attributable to SCC	173 (2)	(68)		(426	)(3)	4	(4)
2013
Revenue	$984	$1,016		$1,018		$1,116
Gross profit (1)	552	598		599		679
Income (loss) before income taxes (SCC)	(57)	7	(5)	24	(5)	82	(5)
Income (loss) before income taxes (SunGard and SCCII)	(57)	7	(5)	24	(5)	83	(5)
Income (loss) from continuing operations (SCC)	(48)	12	(5)	22	(5)	64	(5)
Income (loss) from continuing operations (SunGard and SCCII)	(48)	12	(5)	22	(5)	65	(5)
Income (loss) from discontinued operations	1	3		1		7
Net income (loss) (SCC)	(47)	15	(5)	23	(5)	71	(5)
Net income (loss) (SunGard and SCCII)	(47)	15	(5)	23	(5)	72	(5)
Net income (loss) attributable to SCC	(72)	(32	)(5)	(26	)(5)	23	(5)

(1)	Gross profit equals revenue less cost of sales and direct operating expenses (excluding depreciation).
(2)	Includes a pre-tax gain on sale of HE of $563 million.
(3)	Includes a pre-tax goodwill impairment charge of $385 million.
(4)	Includes reversal of $20 million of income taxes on non-U.S. unremitted earnings, and a $6 million benefit relating to the correction of accrued and deferred income taxes.
(5)	During the second quarter of 2013, the Company completed a review of its accounting practices related to vacation pay obligations. In countries where the vacation policy stipulated that vacation days earned in the current year must be used in that same year, the Company adjusted its quarterly estimate of accrued vacation costs to better match expense recognition with amounts payable to employees when leaving the Company. The impact of the change in estimate was an aggregate decrease to costs and expenses of $10 million in the quarter ended June 30, 2013. The impact of this change was negligible for the full year since the balance would have naturally reversed, with a substantial majority of that reversal occurring during the fourth quarter.

19. Supplemental Cash Flow Information:

Supplemental cash flow information for 2011, 2012 and 2013 follows (in millions):

	Year ended December 31,
	2011	2012	2013
Supplemental information:

Acquired businesses:
Property and equipment	$1	$—	$—
Software products	21	12	1
Customer base	12	12	—
Goodwill	6	28	1
Other assets	—	1	—
Deferred income taxes	(5)	(3)	—
Purchase price obligations and debt assumed	(1)	1	—
Net current assets (liabilities) assumed	1	(11)	—

Cash paid for acquired businesses, net of cash acquired of $4 million and $2 million and $- million, respectively	$35	$40	$2

20. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities, described in Note 5. The Guarantors are subject to release under certain circumstances as described below.

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2012 and 2013, and for the years ended December 31, 2011, 2012 and 2013 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5.

	Supplemental Condensed Consolidating Balance Sheet December 31, 2012
(in millions)	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$220	$(3)		$329	$—	$546
Intercompany balances	—	2,457		742	(3,199)	—
Trade receivables, net	3	566	(a)	327	—	896
Prepaid expenses, taxes and other current assets	1,312	70		83	(1,237)	228
Assets held for sale	—	—		47	—	47

Total current assets	1,535	3,090		1,528	(4,436)	1,717
Property and equipment, net	—	574		299	—	873
Intangible assets, net	112	2,413		398	—	2,923
Deferred income taxes	39	—		—	(39)	—
Intercompany balances	254	7		76	(337)	—
Goodwill	—	3,470		1,038	—	4,508
Investment in subsidiaries	8,620	2,101		—	(10,721)	—

Total Assets	$10,560	$11,655		$3,339	$(15,533)	$10,021

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$57	$—		$6	$—	$63
Intercompany balances	3,199	—		—	(3,199)	—
Accounts payable and other current liabilities	70	1,983		615	(1,237)	1,431
Liabilities related to assets held for sale	—	—		17	—	17

Total current liabilities	3,326	1,983		638	(4,436)	1,511
Long-term debt	6,343	2		254	—	6,599
Intercompany debt	83	—		254	(337)	—
Deferred and other income taxes	92	1,000		66	(39)	1,119
Other liabilities	—	50		26	—	76

Total liabilities	9,844	3,035		1,238	(4,812)	9,305

Total stockholder’s equity	716	8,620		2,101	(10,721)	716

Total Liabilities and Stockholder’s Equity	$10,560	$11,655		$3,339	$(15,533)	$10,021

(a)

This balance is primarily comprised of a receivable from the Company’s Accounts Receivable Financing subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $250 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

	Supplemental Condensed Consolidating Balance Sheet December 31, 2013
(in millions)	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$403	$2		$301	$—	$706
Intercompany balances	—	3,078		715	(3,793)	—
Trade receivables, net	7	541	(a)	329	—	877
Prepaid expenses, taxes and other current assets	1,463	55		75	(1,401)	192
Assets held for sale	—	1		48	—	49

Total current assets	1,873	3,677		1,468	(5,194)	1,824
Property and equipment, net	—	542		279	—	821
Intangible assets, net	105	2,150		348	—	2,603
Deferred income taxes	40	—		—	(40)	—
Intercompany balances	220	7		97	(324)	—
Goodwill	—	3,468		1,063	—	4,531
Investment in subsidiaries	8,826	2,081		—	(10,907)	—

Total Assets	$11,064	$11,925		$3,255	$(16,465)	$9,779

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$286	$1		$6	$—	$293
Intercompany balances	3,793	—		—	(3,793)	—
Accounts payable and other current liabilities	71	2,132		626	(1,401)	1,428
Liabilities related to assets held for sale	—	—		15	—	15

Total current liabilities	4,150	2,133		647	(5,194)	1,736
Long-term debt	5,894	2		203	—	6,099
Intercompany debt	103	—		221	(324)	—
Deferred and other income taxes	96	916		49	(40)	1,021
Other liabilities	—	48		54	—	102

Total liabilities	10,243	3,099		1,174	(5,558)	8,958

Total stockholder’s equity	821	8,826		2,081	(10,907)	821

Total Liabilities and Stockholder’s Equity	$11,064	$11,925		$3,255	$(16,465)	$9,779

(a)	This balance is primarily comprised of a receivable from the Company’s Accounts Receivable Financing subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income Year Ended December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,989	$1,814	$(422)	$4,381

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	132	2,169	1,410	(422)	3,289
Depreciation and amortization	—	182	89	—	271
Amortization of acquisition-related intangible assets	1	354	77	—	432
Goodwill impairment charges	—	48	—	—	48

Total costs and expenses	133	2,753	1,576	(422)	4,040

Operating income (loss)	(133)	236	238	—	341
Net interest income (expense)	(489)	—	(32)	—	(521)
Equity in earnings of unconsolidated subsidiary	384	123	—	(507)	—
Other income (expense)	4	—	(6)	—	(2)

Income (loss) from continuing operations before income taxes	(234)	359	200	(507)	(182)
Benefit from (provision for) income taxes	220	(33)	(69)	—	118

Income (loss) from continuing operations	(14)	326	131	(507)	(64)
Income (loss) from discontinued operations, net of tax	(135)	58	(8)	—	(85)

Net income (loss)	$(149)	$384	$123	$(507)	$(149)

Comprehensive income (loss)	$(166)	$392	$130	$(522)	$(166)

	Supplemental Condensed Consolidating Schedule of Comprehensive Income Year Ended December 31, 2012
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,927	$1,655	$(369)	$4,213

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	80	2,091	1,286	(369)	3,088
Depreciation and amortization	—	194	93	—	287
Amortization of acquisition-related intangible assets	1	317	64	—	382
Goodwill impairment charges	—	385	—	—	385

Total costs and expenses	81	2,987	1,443	(369)	4,142

Operating income (loss)	(81)	(60)	212	—	71
Net interest income (expense)	(399)	—	(28)	—	(427)
Equity in earnings of unconsolidated subsidiary	71	132	—	(203)	—
Other income (expense)	(82)	(2)	2	—	(82)

Income (loss) from continuing operations before income taxes	(491)	70	186	(203)	(438)
Benefit from (provision for) income taxes	200	(102)	(58)	—	40

Income (loss) from continuing operations	(291)	(32)	128	(203)	(398)
Income (loss) from discontinued operations, net of tax	225	103	4	—	332

Net income (loss)	$(66)	$71	$132	$(203)	$(66)

Comprehensive income (loss)	$(23)	$100	$157	$(257)	$(23)

	Supplemental Condensed Consolidating Schedule of Comprehensive Income Year Ended December 31, 2013
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,857	$1,668	$(391)	$4,134

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	89	2,057	1,281	(391)	3,036
Depreciation and amortization	—	205	98	—	303
Amortization of acquisition-related intangible assets	1	274	59	—	334

Total costs and expenses	90	2,536	1,438	(391)	3,673

Operating income (loss)	(90)	321	230	—	461
Net interest income (expense)	(372)	—	(25)	—	(397)
Equity in earnings of unconsolidated subsidiary	376	149	—	(525)	—
Other income (expense)	(6)	—	(1)	—	(7)

Income (loss) from continuing operations before income taxes	(92)	470	204	(525)	57
Benefit from (provision for) income taxes	155	(94)	(67)	—	(6)

Income (loss) from continuing operations	63	376	137	(525)	51
Income (loss) from discontinued operations, net of tax	—	—	12	—	12

Net income (loss)	$63	$376	$149	$(525)	$63

Comprehensive income (loss)	$82	$386	$163	$(549)	$82

	Supplemental Condensed Consolidating Schedule of Cash Flows Year Ended December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(149)	$384	$123	$(507)	$(149)
Income (loss) from discontinued operations	(135)	58	(8)	—	(85)

Income (loss) from continuing operations	(14)	326	131	(507)	(64)
Non cash adjustments	(691)	710	147	507	673
Changes in operating assets and liabilities	190	(225)	34	—	(1)

Cash flow from (used in) continuing operations	(515)	811	312	—	608
Cash flow from (used in) discontinued operations	(1)	77	(6)	—	70

Cash flow from (used in) operations	(516)	888	306	—	678

Investment activities:
Intercompany transactions (c)	822	(628)	(194)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(14)	(21)	—	(35)
Cash paid for property and equipment and software	—	(189)	(86)	—	(275)
Other investing activities	(4)	1	(1)	—	(4)

Cash provided by (used in) continuing operations	818	(830)	(302)	—	(314)
Cash provided by (used in) discontinued operations	68	(74)	(6)	—	(12)

Cash provided by (used in) investment activities	886	(904)	(308)	—	(326)

Financing activities:
Net repayments of long-term debt	(5)	—	(233)	—	(238)
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(20)	—	(233)	—	(253)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(20)	—	(233)	—	(253)

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	350	(16)	(239)	—	95
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$529	$(15)	$359	$—	$873

(c)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital.

	Supplemental Condensed Consolidating Schedule of Cash Flows Year Ended December 31, 2012
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(66)	$71	$132	$(203)	$(66)
Income (loss) from discontinued operations	225	103	4	—	332

Income (loss) from continuing operations	(291)	(32)	128	(203)	(398)
Non cash adjustments	72	711	142	203	1,128
Changes in operating assets and liabilities	(257)	163	(2)	—	(96)

Cash flow from (used in) continuing operations	(476)	842	268	—	634
Cash flow from (used in) discontinued operations	(405)	5	10	—	(390)

Cash flow from (used in) operations	(881)	847	278	—	244

Investment activities:
Intercompany transactions (d)	2,658	(595)	(292)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	(31)	(9)	—	(40)
Cash paid for property and equipment and software	—	(180)	(79)	—	(259)
Other investing activities	(1)	—	4	—	3

Cash provided by (used in) continuing operations	2,657	(806)	(376)	(1,771)	(296)
Cash provided by (used in) discontinued operations	—	1,744	13	—	1,757

Cash provided by (used in) investment activities	2,657	938	(363)	(1,771)	1,461

Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Intercompany dividends	—	—	—	—	—
Net repayments of long-term debt	(1,277)	(2)	48	—	(1,231)
Premium paid to retire debt	(48)	—	—	—	(48)
Dividends paid	(724)	—	—	—	(724)
Other financing activities	(36)	—	—	—	(36)

Cash provided by (used in) continuing operations	(2,085)	(1,773)	48	1,771	(2,039)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(2,085)	(1,773)	48	1,771	(2,039)

Effect of exchange rate changes on cash	—	—	7	—	7

Increase (decrease) in cash and cash equivalents	(309)	12	(30)	—	(327)
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$220	$(3)	$329	$—	$546

(d)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital, including the cash dividend of $1.8 billion from Guarantor Subsidiaries to Parent in connection with the sale of our Higher Education business. Additionally, during 2012, the company settled $2.5 billion of inter-company balances through a series of non-cash dividend and return of capital transactions. These settlements reduced inter-company payable or receivable balances between Parent Company and Guarantor Subsidiaries, with a related increase or decrease in investment in subsidiary or equity accounts and, therefore, these transactions are not reflected in the Supplemental Condensed Consolidating Schedule of Cash Flows presented above.

	Supplemental Condensed Consolidating Schedule of Cash Flows Year Ended December 31, 2013
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$63	$376	$149	$(525)	$63
Income (loss) from discontinued operations	—	—	12	—	12

Income (loss) from continuing operations	63	376	137	(525)	51
Non cash adjustments	(297)	262	140	525	630
Changes in operating assets and liabilities	(159)	170	43	—	54

Cash flow from (used in) continuing operations	(393)	808	320	—	735
Cash flow from (used in) discontinued operations	—	—	11	—	11

Cash flow from (used in) operations	(393)	808	331	—	746

Investment activities:
Intercompany transactions (e)	850	(445)	(53)	(352)	—
Cash paid for acquired businesses, net of cash acquired	—	(2)	—	—	(2)
Cash paid for property and equipment and software	—	(179)	(79)	—	(258)
Other investing activities	—	—	2	—	2

Cash provided by (used in) continuing operations	850	(626)	(130)	(352)	(258)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) investment activities	850	(626)	(130)	(352)	(258)

Financing activities:
Intercompany dividends	—	(176)	(176)	352	—
Net repayments of long-term debt	(253)	(1)	(52)	—	(306)
Premium paid to retire debt	—	—	—	—	—
Dividends paid	(3)	—	—	—	(3)
Other financing activities	(18)	—	—	—	(18)

Cash provided by (used in) continuing operations	(274)	(177)	(228)	352	(327)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(274)	(177)	(228)	352	(327)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	183	5	(28)	—	160
Beginning cash and cash equivalents	220	(3)	329	—	546

Ending cash and cash equivalents	$403	$2	$301	$—	$706

(e)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports with respect to the Company which appear herein.

(c)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 13(r)(1)(D)(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the U.K. Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. Our subsidiary terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity. The gross revenue and net profits attributable to these activities in the first quarter of 2013 were approximately £3,300 and £620, respectively. Our subsidiary is seeking a license from U.S. regulators to return to Bank Saderat PLC certain funds and equipment that are being held by our subsidiary as a result of the contract termination.

Additionally, because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that one of our Sponsors has included information in its filings as required by Section 13(r) of the Exchange Act regarding activities of portfolio companies. These disclosures for the year ended December 31, 2013 are reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in that filing. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position with SunGard Data Systems Inc.
Executive Officers
Regina Brab	55	Senior Vice President—Human Resources and Chief Human Resources Officer
Christopher Breakiron	47	Vice President and Chief Accounting Officer
Marianne C. Brown	55	Chief Operating Officer, Financial Systems
Vincent R. Coppola	57	Senior Vice President, Global Business Services and Technology
Russell P. Fradin	58	President, Chief Executive Officer and Director
Kevin McCurry	46	Senior Vice President—Corporate Development and Strategy
Charles J. Neral	55	Senior Vice President—Finance and Chief Financial Officer
Victoria E. Silbey	50	Senior Vice President—Legal and Chief Legal Officer
Andrew A. Stern	56	Chief Executive Officer, Availability Services
Brian A. Traquair	57	Executive Vice President, Financial Systems

Directors
Martin Brand	39	Director
Christopher Gordon	41	Director
James H. Greene, Jr.	63	Director
Glenn H. Hutchins	58	Chairman of the Board of Directors
John Marren	51	Director
Sanjeev Mehra	55	Director
Davis Noell	35	Director

Ms. Brab has been Senior Vice President—Human Resources and Chief Human Resources Officer since January 2013. Prior to joining SunGard, from 1990 to January 2013, Ms. Brab held various senior positions at Aon Hewitt, a global provider of human resources consulting and outsourcing solutions and a business unit of Aon Corporation, most recently as Senior Partner and East Region Managing Director.

Mr. Breakiron has been Vice President and Chief Accounting Officer since February 2014. From 2008 to 2013, Mr. Breakiron was Senior Vice President and Chief Accounting Officer of Lender Processing Services, Inc., a leading provider of mortgage processing services, settlement services, mortgage performance analytics and outsourcing services for financial institutions, mortgage companies and real estate professionals. From 2006 to 2008, Mr. Breakiron served as Senior Vice President of Financial Planning and Analysis for Fidelity National Information Services, a global provider of technology solutions, processing services and information-based services to the financial services industry. Before that, Mr. Breakiron worked as Senior Vice President and Controller of International Card Services for Certegy, Inc., a global payment services provider.

Ms. Brown has been Chief Operating Officer, Financial Systems since February 2014. Prior to joining SunGard, she was president and CEO of Omgeo, a global financial services technology company, from 2006 to February 2014, and before that, from 2005 to 2006, she was the CEO of the Securities Industry Automation Corporation (SIAC), a subsidiary of the NYSE Euronext Group. From 1978 to 2005, Ms. Brown held positions of increasing responsibility in various areas at Automatic Data Processing, Inc. (ADP), a provider of benefits and payroll processing services, culminating in her role as general manager of ADP’s Brokerage Processing Services business, which was subsequently spun off to become Broadridge Financial Solutions.

Mr. Coppola has been Senior Vice President, Global Business Services and Technology since 2011 and Senior Vice President—Operations, Financial Systems from August to December 2011. Prior to joining SunGard, Mr. Coppola held senior positions at Hewitt Associates, a global provider of human resources consulting and outsourcing solutions, including as Global Chief Operating Officer, Consulting during 2010, and as Senior Vice President—Global Business Services & Technology from 2008 to 2010. From 1983 to 2007, he held various senior positions with Automatic Data Processing, Inc., a provider of benefits and payroll processing services.

Mr. Fradin has been Chief Executive Officer, President and a director since 2011. From 2010 to 2011, Mr. Fradin was chairman and chief executive officer of Aon Hewitt, a global provider of human resources consulting and outsourcing solutions and a business unit of Aon Corporation, and from 2006 to 2010, Mr. Fradin was chief executive officer of Hewitt Associates and oversaw its successful merger with Aon Corporation in September 2010. Prior to his time with Hewitt, Mr. Fradin was President and Chief Executive Officer from 2004 to 2006 of The BISYS Group, Inc., a provider of outsourcing solutions for the financial services sector, and from 1997 to 2004 he held various senior executive positions with Automatic Data Processing, Inc., a provider of benefits and payroll processing services. Mr. Fradin currently serves on the Board of Directors of Best Buy Co., Inc. and previously served from 2007 until July 2011 on the Board of Directors of Gartner Inc., a technology research firm.

Mr. McCurry has been Senior Vice President—Corporate Development and Strategy since January 2014. Prior to joining SunGard, from 2012 to January 2014, he was Senior Vice President, Corporate Development at Bertelsmann, a global media company. From 2005 to 2012, Mr. McCurry held various executive strategy roles of increasing responsibility, including head of strategy for the Scientific Business unit and Chief Strategy Officer for the Healthcare & Science business, at Thomson Reuters, a global business and professional information company.

Mr. Neral has been Senior Vice President—Finance and Chief Financial Officer since 2012. Prior to joining SunGard, Mr. Neral served as Senior Vice President & Chief Financial Officer from 2009 to 2012 at SafeNet, Inc., a cyber-security company. From 2004 to 2009 he served as Vice President, Finance of IBM’s worldwide software business and from 1981 to 2004 he served in a variety of financial roles across IBM’s Sales, Server and Global Services organizations, including executive roles in Asia Pacific and at IBM headquarters.

Ms. Silbey has been Senior Vice President—Legal since 2006, Chief Legal Officer since 2011, General Counsel from 2006 to 2011 and Vice President—Legal and General Counsel from 2005 to 2006. From 1997 to 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from 2004 to 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Stern has been Chief Executive Officer, SunGard Availability Services since 2010. Mr. Stern held various senior positions with USinternetworking, Inc. (acquired by AT&T in 2006), including Chief Executive Officer from 2000 to 2008, Chairman from 2002 to 2006, Chief Operating Officer from 1999 to 2000 and Executive Vice President and Chief Financial Officer from 1998 to 1999. Previously, he served as Executive Vice President, Strategy and Reinsurance Operations at USF&G.

Mr. Traquair has been Executive Vice President, Financial Systems since January 2014, President, Capital Markets Group from 2012 to January 2014, President, Capital Markets and Investment Banking from 2007 to 2011 and President, Securities Finance from 2001 to 2007. Mr. Traquair was in a management position at Loanet, a company we acquired in 2001, and prior to Loanet, he held various management positions at IP Sharp Associates, Reuters and Instinet.

Mr. Brand has been a director since 2012. Mr. Brand is a Senior Managing Director in the Private Equity Group of The Blackstone Group, which he joined in 2003. Mr. Brand was a consultant with McKinsey & Company in London from 2000 to 2001 and from 1998 to 2000 he was a derivatives trader with the Fixed Income, Currency and Commodities division of Goldman, Sachs & Co. in New York and Tokyo. Mr. Brand currently serves on the Boards of Directors of Bayview Financial, L.P., Exeter Finance Corp., Lendmark Financials, Orbitz Worldwide, Inc. and PBF Energy Inc., and previously served on the Board of Directors of Knight Capital Group, Inc., Performance Food Group and Travelport Limited.

Mr. Gordon has been a director since 2012. Mr. Gordon is a Managing Director of Bain Capital Partners, LLC and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company. Mr. Gordon currently serves on the Board of Directors of Air Medical Group Holdings, Inc., CRC Health Corporation, HCA Holdings, Inc., Physio-Control, Inc. and Quintiles Transnational Corp., and previously served on the Board of Directors of Accellent Inc.

Mr. Greene has been a Director since 2005. Mr. Greene was an executive of Kohlberg Kravis Roberts & Co. L.P. from 1986 to 2009, and was a member of KKR Management LLC, the general partner of KKR & Co. L.P. from 2009 to 2012. Previously, he was a member of the limited liability company that served as the general partner of Kohlberg Kravis Roberts & Co. L.P. Mr. Greene serves on the Board of Directors of Aricent Inc., Capital Safety, Capsugel, TASC, Inc. and Western New York Energy, LLC and previously served on the board of Directors of Accuride Corporation, Alliance Imaging, Inc., Avago Technologies, Inc., Nuvox, Inc., Sun Microsystems, Inc. and Zhone Technologies, Inc.

Mr. Hutchins has been Chairman of the Boards of Directors since 2005. Mr. Hutchins is a co-founder of Silver Lake, a technology investment firm that was established in 1999 and was Co-Chief Executive until 2011. Mr. Hutchins serves on the Board of Directors of The Nasdaq OMX Group, Inc.

Mr. Marren has been a Director since 2005. Mr. Marren joined TPG Capital, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. Mr. Marren currently serves on the Board of Directors of Avaya Inc. and Freescale Semiconductor Inc. and previously served on the Board of Directors of Alltel Corporation, Conexant Systems Inc., MEMC Electronic Materials, Inc. and ON Semiconductor Corporation.

Mr. Mehra has been a Director since 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the Boards of Directors of ARAMARK Corporation, Interline Brands Inc., Max India Limited, Sigma Electric and TVS Logistics Services Limited, and previously served on the Board of Directors of Adam Aircraft Industries, Inc., Burger King Holdings, Inc., First Aviation Services, Inc., Hawker Beechcraft, Inc., and KAR Auction Services, Inc.

Mr. Noell has been a Director since 2012. Mr. Noell is a Managing Director of Providence Equity L.L.C., an affiliate of the Providence Equity Funds. Prior to joining Providence in 2003, Mr. Noell was an analyst in Deutsche Bank’s media investment banking group. Mr. Noell currently serves on the Boards of Directors of Altegrity Inc., The Chernin Group, LLC, and World Triathlon Corporation, and previously served on the Board of Directors of eTelecare Global Solutions, Inc. and GLM LLC and Stream Global Services, Inc.

The Amended and Restated Stockholders Agreement dated November 7, 2012, by and among the four parent companies, SunGard, the Sponsors and other stockholders, provides each Sponsor the right to nominate one director and to require each Sponsor to vote its shares to elect each Sponsor-designated nominee.

In accordance with the charter of the Nominating and Corporate Governance Committee, to the extent consistent with applicable agreements, the Nominating and Corporate Governance Committee will identify, recommend and recruit qualified candidates to fill new positions on the Boards and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates.

As a group, the Sponsor directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. All of the Company’s directors possess high ethical standards, act with integrity, and exercise careful, experienced judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company.

On May 31, 2011, in connection with becoming the chief executive officer and in accordance with his employment agreement, Russell P. Fradin was elected to serve as a director on the Boards.

The Boards have determined that Mr. Marren qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the SEC. Mr. Marren may not be considered an independent director because of his affiliation with TPG, the affiliated funds of which hold a 13.56% equity interest in our Parent Companies.

Our Global Business Conduct and Compliance Program is applicable to our directors and employees, including the chief executive officer, chief financial officer and chief accounting officer. The Global Business Conduct and Compliance Program is available on our website at www.sungard.com/aboutsungard/corporateresponsibility/governance. A free copy of our Global Business Conduct and Compliance Program may be requested from: SunGard Data Systems Inc., attention Chief Compliance Officer, 680 East Swedesford Road, Wayne, PA 19087.

If we make any substantive amendments to the Global Business Conduct and Compliance Program which apply to our chief executive officer, chief financial officer or chief accounting officer or grant any waiver, including any implicit waiver, from a provision of the Global Business Conduct and Compliance Program to our directors or executive officers, we will disclose the nature of the amendment or waiver on our website at www.sungard.com/corporateresponsibility or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that all reportable transaction were reported, the Company believes that all Section 16(a) filing requirements were timely met during 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2013 to Russell P. Fradin, our President and Chief Executive Officer (our “CEO”), Charles J. Neral, our Senior Vice President-Finance and Chief Financial Officer, and Regina Brab, Harold C. Finders and Brian A. Traquair, our three other most highly compensated executive officers in 2013. Collectively, we refer to these five executive officers as our “named executives.”

The primary focus of our compensation philosophy is to pay for performance. We believe our programs are effectively designed and align well with the interests of our stockholders and are instrumental to achieving our business strategy.

Highlighted below are some of the key aspects and decisions with respect to our executive compensation programs for fiscal 2013, as approved by the Compensation Committee:

•	Our executive compensation is tightly linked with performance.

•	The Compensation Committee approved executive incentive compensation (“EIC”) plans by which the named executives were eligible to earn cash incentive compensation based upon achievement of specific financial objectives for 2013 that were designed to challenge the named executives to perform highly. In 2013, EIC plans for the named executives included EBITDA, revenue and sales targets as well as individual objectives in order to bring focus to both growth and planning for the future. In 2013 the Compensation Committee changed the performance metric related to earnings from EBITA (earnings before interest, taxes and amortization) to EBITDA (earnings before interest, taxes, depreciation and amortization) to align the measure with our credit agreements and to reflect industry practices in reporting earnings.

•	Individual EIC bonuses were capped at 2.0 times the target EIC bonus for our corporate-level senior executives and at no higher than 3.0 times the target EIC bonus for our operating-level senior executives.

•	We introduced a long-term equity incentive plan through grants of appreciation units to a limited number of senior executives with the performance objective of increasing the Company’s stock price over a four-year period.

•	We evaluated risks associated with our compensation programs. As described below under the “Risk Considerations in Our Compensation Programs,” we concluded that our compensation policies and practices for 2013 do not create risks that are reasonably likely to have a material adverse effect on the Company.

Administration of Our Compensation Program

Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates under a written charter adopted by our Boards and has responsibility for discharging the responsibilities of the Boards relating to the compensation of the Company’s executive officers and related duties. Management, including our CEO, evaluates a number of factors in developing cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. Following this review and in consultation with management, our CEO makes compensation recommendations for our executive officers, including the CEO, to the Compensation Committee based on his evaluation of each officer’s performance, expectations for the coming year and market compensation data. The Compensation Committee reviews these proposals and makes all final compensation decisions for these officers by exercising its discretion in accepting, modifying or rejecting any management recommendations, including any recommendations from our CEO.

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to future financial and business results; and

•	to further align the interests of executive officers with those of our ultimate stockholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.

Our compensation program for senior executives, including the named executives, is designed to reward Company performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., “pay for performance.” Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program. For each named executive, we look at each individual’s contributions to our overall results, our operating and financial performance compared with the targeted goals, and our size and complexity compared with companies in our compensation peer group.

Elements of Our Executive Compensation Program

In 2013, the principal elements of compensation for named executives were:

•	annual cash compensation consisting of base salary and performance-based EIC bonuses;

•	long-term equity incentive compensation;

•	benefits and perquisites; and

•	severance compensation and change of control protection.

Annual Cash Compensation

Management, including our CEO, develops recommendations for annual executive cash compensation plans with consideration of compensation survey data for a broad set of organizations of comparable business, size and complexity and publicly available compensation data for a group of companies we consider to be our peer group. We believe that the compensation practices of these companies provide us with appropriate benchmarks because they also provide technology products and services to a variety of customers and compete with us for executives and other employees.

The survey data used for 2013 compensation purposes came from two sources: Radford Global Technology Survey, which focuses on technology companies, and Towers Watson Survey Report on Top Management Compensation, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies. For purposes of establishing compensation recommendations, we used a blend of these surveys to reflect our size, industry and appropriateness of the position matched.

The companies we consider within our peer group are financial services and software companies of similar industry and revenue size as the Company, and some are competitors of the Company for business and for talent. No changes were made to the peer group list from 2012. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from other public surveys used in our broader analysis as described above. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2013:

Automatic Data Processing, Inc.	DST Systems, Inc.	Symantec Corporation
Amdocs Limited	Fidelity National Information Services, Inc.	The Western Union Company
Broadridge Financial Solutions, Inc.	First Data Corporation	Thomson Reuters Corporation
CA, Inc.	Fiserv, Inc.	VMWare, Inc.
CACI International Inc.	Intuit Inc.
Cognizant Technology Solutions Corporation	Iron Mountain Incorporated

The Compensation Committee’s objective in looking at market and peer compensation is to assure relevance to market practices and support our objective of providing competitive compensation packages to attract and retain superior executive talent. The Compensation Committee does not target specific market percentiles of peer pay as an overall objective, but considers this information along with internal equity and other factors when making executive pay decisions.

Our annual cash compensation packages for executive officers include base salary and an EIC bonus. In our desire to pay for performance, we weight the cash compensation more heavily toward the performance incentives and less toward the base salary.

Base Salary. For base salary we provide a fixed compensation that is not subject to performance risk while also considering other factors, such as individual and Company performance. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each named executive based on his or her position. Salary for each named executive for calendar year 2013 is reported in the “Summary Compensation Table” below. In 2013, due to general economic conditions and a view that existing salaries were appropriate, and also because Mr. Neral and Ms. Brab were recently hired, the named executives did not receive base salary compensation increases.

Performance-Based Incentive Compensation. The annual EIC bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. A minimum incentive may be earned at threshold EIC goals, and no payment is awarded if the threshold goal is not achieved. On-target EIC goals are set generally at levels that reflect budgeted performance. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance. The Company may revise or cancel an executive’s EIC at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the performance plan was approved. As applicable, targets are adjusted to take into account acquisitions and/or dispositions which were not included in the budgeted EIC targets and other one-time adjustments as approved by the Compensation Committee. Individual EIC bonuses are capped at 2.0 times the target EIC bonus for our corporate-level senior executives and up to 3.0 times the target EIC bonus for our operating-level senior executives.

The financial measures used for the 2013 EIC bonuses for the named executives were:

•	Adjusted EBITDA, which represents actual earnings before interest, taxes, depreciation and amortization, as adjusted to reflect the consequences of acquisitions, dispositions, restructuring charges, goodwill impairment charges, stock compensation expense, management fees paid to the Sponsors and certain other unusual items.

•	Revenue.

•	Sales, which represents license renewals, new licenses, maintenance agreements, recurring sales, professional services and managed services for the applicable year.

In whole, these metrics were selected as the most appropriate measures upon which to base the 2013 EIC bonuses for the named executives because they are important metrics that management and the Boards use to evaluate the performance of the Company or a particular business. In 2013, the Compensation Committee changed the performance metric related to earnings from EBITA (earnings before interest, taxes and amortization) to EBITDA to align the measure with our credit agreement and to reflect industry practices in reporting earnings. Sales as a goal reflects the importance of incentivizing named executives and other others to acquire new business and increase sales to existing customers in order to build a backlog for revenue in future years. The following table provides the percentage of each component of the EIC bonuses.

Name and Goals	Performance Goal as % Total Target Bonus
Russell P. Fradin
SunGard Adjusted EBITDA	15%
SunGard Revenue	5%
Software & Processing Adjusted EBITDA	40%
Software & Processing Revenue	10%
Financial Systems Segment Sales	10%

Financial Objectives	80%
Individual Objectives	20%

Charles J. Neral
SunGard Adjusted EBITDA	15%
SunGard Revenue	5%
Software & Processing Adjusted EBITDA	30%
Software & Processing Revenue	10%
Financial Systems Segment Sales	20%

Financial Objectives	80%
Individual Objectives	20%

Regina Brab
SunGard Adjusted EBITDA	10%
SunGard Revenue	5%
Software & Processing Adjusted EBITDA	30%
Software & Processing Revenue	5%
Financial Systems Segment Sales	5%

Financial Objectives	55%
Individual Objectives	45%

Harold C. Finders
Financial Systems Segment Adjusted EBITDA	40%
Financial Systems Segment Revenue	20%
Financial Systems Segment Sales	20%

Financial Objectives	80%
Individual Objectives	20%

Brian A. Traquair
Financial Systems Segment Adjusted EBITDA	10%
Capital Markets Group Adjusted EBITDA	30%
Financial Systems Segment Revenue	5%
Capital Markets Group Revenue	15%
Financial Systems Segment Sales	5%
Capital Markets Group Sales	15%

Financial Objectives	80%
Individual Objectives	20%

For the corporate named executive officers, Messrs. Fradin and Neral and Ms. Brab, the 2013 EIC components allowed for potential payouts of between 0% and 200%, of target amounts if we achieved or exceeded the following financial objectives during 2013: (i) SunGard Adjusted EBITDA of $1,180 million, (ii) revenue of $4,279 million, (iii) Software & Processing (FS and PS&E) Adjusted EBITDA of $761 million, (iv) Software & Processing Revenue of $2,843 million, and (v) FS sales targets.

For the operating named executive officers, Messrs. Finders and Traquair, the 2013 EIC components allowed for potential payouts of between 0% and 300% of target amounts if we achieved or exceeded the following financial objectives during 2013: (i) FS Adjusted EBITDA of $771 million, (ii) FS revenue of $2,640 million, (iii) FS sales targets, and (iv) with respect to Mr. Traquair only, Capital Markets group revenue and sales targets.

With the exception of Mr. Traquair, revenue and sales over performance could only be earned by the named executives if 50% achievement on EBITDA was exceeded. Additionally for Messrs. Finders and Traquair, EBITDA achievement greater than 200% could only be earned if target revenue and sales goals were met or exceeded. The targets were intended to be achievable, but challenging. These financial objectives are adjusted at year end as the Compensation Committee determines is appropriate for acquisitions, dispositions and other one-time extraordinary events.

For each of our named executives, 2013 actual performance was reviewed against both the financial measures and individual objectives applicable to each named executive. Messrs. Fradin’s and Traquair’s results reflect the performance of the particular targets and weighting of those targets in their EICs plans. The payout amount for Mr. Finders, which was lower than the calculated amount based on FS results, was agreed to in conjunction with his termination of employment in January 2014. The following table provides the EIC bonuses each named executive earned based on actual 2013 results of performance of both financial and individual objectives.

Name	Target Bonus	Actual Bonus*	Actual Bonus as % of Target
Russell P. Fradin	$1,800,000	$1,699,577	94.4%
Charles J. Neral	$500,000	$509,672	101.9%
Regina Brab	$300,000	$301,769	100.6%
Harold C. Finders	$853,600	$853,600	100.0%
Brian A. Traquair	$595,372	$520,372	87.4%

*	Mr. Finders was paid in Swiss Francs (CHF), and Mr. Traquair is paid in Canadian Dollars (CAD). The bonus amounts reflected in the table have been converted, as applicable, to U.S. dollars at the currency exchange rate (used for purposes of the Company’s 2013 operating budget) of CHF 1 = USD 1.067 and CAD 1 = USD 1.004.

Long-Term Equity Compensation

We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers as well as managers and key employees because of the direct relationship between the value of these equity awards and the value of our stock. By compensating our executives with equity incentive awards, our executives hold a stake in the Company’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of the Company. Equity awards are also a necessary vehicle for attracting and retaining executive talent in our competitive talent market.

Our 2005 Management Incentive Plan, as amended, provides for the grant of various forms of equity awards. We seek to provide equity grants that are competitive with companies in our peer group and other technology companies with which we compete for executive talent. When making annual equity awards to named executives, we consider past-year results, the role, responsibility and performance of the individual named executive, a competitive market assessment, prior equity awards, and the level of vested and unvested equity awards then held by each named executive. Awards granted in 2013 were for “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies.

As part of his 2011 employment agreement, Mr. Fradin was to receive an initial grant of 1,200,000 time- and performance-based stock options. The grant of options was contingent upon a planned recapitalization of the Company’s stock. Because that recapitalization did not occur, it was agreed in June 2013 that, in lieu of the option grant provided for in his employment agreement, Mr. Fradin would receive grants of time- and performance-based appreciation units (“AUs”) and restricted stock unit (“RSU”).

•	The performance-based AUs vest as the stock price increases from $16.61 to $26.00 over a four-year period and will vest only if the average value of a Unit on a measurement date occurring twice year meets specified stock price increases.

•	The time-based AUs vest annually through 2016.

•	The vested intrinsic value of the time- and performance-AUs will be paid in June 2017.

•	The RSUs granted to Mr. Fradin were on standard equity plan terms described below.

To further align the equity incentives of our executives with the CEO’s equity plan and with the interests of our shareholders, the Compensation Committee also approved in June 2013 one-time grants of similar performance-based AU awards to certain executives, including Messrs. Neral, Finders and Traquair and Ms. Brab. These AUs vest based on increases in stock price from $17.80 to $26.00.

In 2013, in addition to the awards of AUs, the named executives received annual grants of time-based RSU awards vesting over four years and performance-based RSU awards for the 12-month performance period ending December 31, 2014. Pursuant to Ms. Brab’s employment agreement, Ms. Brab also received RSU awards on January 30, 2013: (i) to make Ms. Brab whole for equity forfeited at her previous employer, a time-based RSU vesting over four years and (ii) as a first year grant of a time-based RSU vesting over four years and a performance-based RSU for the 12-month performance period ending December 31, 2013.

Based upon actual year-end 2013 results, (i) 8.89% of each performance-based equity award granted in years 2009 and 2010 vested out of a maximum of 20% and (ii) 100% of each performance-based equity award granted in 2012 with a 12-month performance period ending December 31, 2013 was earned with 25% vesting at the end of the performance period and the remaining balance vesting 25% on each of November 15, 2014, November 15, 2015 and June 1, 2016.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the named executives. The named executives are eligible generally for the same benefit programs on the same basis as the rest of the Company’s employees in the particular country in which the named executive resides, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) or other savings plan or defined contribution pension plan.

The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the named executives are described in the “Summary Compensation Table” below.

Employment Agreements, Severance Compensation & Change of Control Protection

Employment Agreement with Russell P. Fradin: On May 13, 2011, we entered into a definitive employment agreement with Mr. Fradin, with an effective date of May 31, 2011, pursuant to which he was appointed President and Chief Executive Officer of SunGard and a member of the Boards. The terms include the following:

•	A term through May 31, 2016, with one-year renewals automatically effective 30 days before expiration, unless terminated on 30 days’ advance notice.

•	An annual base salary of $900,000, subject to review periodically for appropriate increases by the Compensation Committee pursuant to the Company’s normal performance review policies for senior level executives, and a target annual bonus of 200% of his annual base salary.

•	Employee benefits consistent with those made available to the Company’s senior level executives, and relocation benefits consistent with the Company’s relocation policy.

•	An aggregate $5,000,000 equity investment to be made by Mr. Fradin in the Company at fair market value, which was made in 2011.

•	Mr. Fradin will be subject to any Company recoupment/clawback policy applicable to senior executives of the Company. If no such policy exists and the Company is required to restate its financials (for periods beginning after May 31, 2011), then the Boards may seek to recover or require reimbursement of any related annual bonus paid to Mr. Fradin for the applicable period. If Mr. Fradin violates the noncompetition, nonsolicitation or confidentiality covenants set forth in the employment agreement within the two years following termination of employment, then the Boards may recover severance benefits paid to Mr. Fradin.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for two years following the termination date.

•	The right to receive certain severance payments and benefits upon certain terminations. See “Potential Payments Upon Termination or Change of Control” below.

•	If an excise tax under sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) will be triggered by any payments upon a change in control prior to an initial public offering, the Company will in good faith seek to obtain stockholder approval of such payments so that they are exempt from the excise tax under sections 280G and 4999 of the Internal Revenue Code. After an initial public offering, the Company will either (i) pay Mr. Fradin any amounts subject to sections 280G and 4999 of the Internal Revenue Code (and Mr. Fradin will be responsible for the excise tax) or (ii) reduce such payments so that no amounts are subject to sections 280G and 4999 of the Internal Revenue Code, whichever results in a better after-tax amount for Mr. Fradin.

Other Executive Employment Agreements: The Company entered into employment agreements with Mr. Neral and Ms. Brab when each joined the Company and with Mr. Finders in connection with the 2005 LBO. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control. Mr. Traquair and the company have not have entered into an employment agreement.

Ms. Brab’s compensation was based on the terms of her employment agreement entered into in connection with the commencement of her employment on January 30, 2013. In addition to the components of compensation discussed above, Ms. Brab received a sign-on bonus of $250,000 and restricted stock unit (RSU) awards, further discussed under “Grants of Plan-Based Awards in Fiscal Year 2013.”

The agreements for Messrs. Neral and Finders and Ms. Brab include the following terms:

•	An initial term followed by one-year automatic renewals unless terminated with advance notice.

•	Base salary subject to review periodically for appropriate increases by the CEO or the Compensation Committee pursuant to the Company’s normal performance review policies for senior level executives.

•	The opportunity to participate in all short-term and long-term incentive programs, including an annual cash bonus, established by the Company for senior level executives.

•	Employee benefits consistent with those made available to the Company’s senior level executives.

•	The right to receive certain severance payments and benefits upon certain terminations. See “Potential Payments Upon Termination or Change of Control” below.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for applicable post-termination periods.

Under the terms of our employment agreements and equity awards, the named executives are entitled to various payments and benefits upon the occurrence of specified events including termination of employment (with and without cause and in some instances for good reason) and upon a change in control of the Company. In the case of the employment agreements with Messrs. Finders and Neral and Ms. Brab, the terms of these arrangements were set through the course of arms-length negotiations with each. As part of these negotiations, the Compensation Committee considered the terms to be consistent with the compensation packages provided to executives in comparable positions. The termination of employment provisions of the employment agreements were entered into in order to address competitive concerns when the named executives were recruited. At the time of entering into these arrangements, the aggregate potential obligations of the Company were considered in the context of the desirability of hiring the individual and the expected compensation upon joining us. For Mr. Finders, the terms of his employment agreement were consistent with the severance payments provided for under his change of control agreement with the Company in effect prior to the LBO. Mr. Traquair does not have an employment agreement but is entitled to certain statutory protections under Canadian law.

These arrangements and potential post-employment termination compensation payments, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year end, are described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control” below.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee’s compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Stock Ownership

The Company does not have a formal policy requiring stock ownership by management. See “Beneficial Ownership” under ITEM 12 below.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James H. Greene, Jr., Chairperson
Christopher Gordon
Davis Noell

Risk Considerations in Our Compensation Programs

In 2013, we conducted a risk assessment to evaluate risks associated with the Company’s compensation policies and practices and concluded that the Company’s compensation programs and policies, considered as a whole, including applicable risk-mitigation features, are not reasonably likely to have a material adverse effect on the Company. Following are some of the features of our program designed to help us appropriately manage business risk:

•	Our compensation programs utilize different types of compensation providing a balance of short-term and long-term incentives with fixed and variable components.

•	Our established performance goals are reasonable given past performance and market conditions. These performance measures balance annual and long-term components with an emphasis on EBITDA.

•	There are caps on payments from the EIC bonus plan which, in conjunction with threshold performance hurdles, ensure that incentive compensation is not overly emphasized.

•	Our equity compensation program provides a mix of performance and time-based equity awards with multiple-year vesting.

Summary Compensation Table

The following table contains certain information about compensation earned in 2013, 2012 and 2011 by the named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non- Equity Incentive Plan Compen- sation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen -sation(4) ($)	Total ($)
Russell P. Fradin (5)	2013	900,000	—	1,157,000	9,583,500	1,699,577	—	59,980	13,400,057
President, Chief Executive Officer and Director	2012	900,000	—	—	—	1,800,000	—	1,167,142	3,867,142
	2011	528,460	1,000,000	6,886,010	—	791,500	—	222,991	9,428,961

Charles J. Neral (6)	2013	500,000	—	500,002	1,631,097	509,672	—	161,033	3,301,804
Senior Vice President–Finance and Chief Financial Officer	2012	250,000	100,000	5,500,196	—	250,000	—	983,941	7,084,137

Regina Brab (7) Senior Vice President–Human Resources and Chief Human Resources Officer	2013	369,744	250,000	1,150,235	489,327	301,769	—	27,911	2,588,986

Harold C. Finders (8)	2013	730,895	—	850,128	1,631,097	853,600	—	130,204	4,195,924
Former Chief Executive Officer, Financial Systems	2012	773,797	—	2,036,577	—	1,008,082	—	916,025	4,734,480
	2011	637,383	427,038	1,323,590	—	—	—	308,878	2,696,888

Brian A. Traquair (9)	2013	595,372	—	650,056	1,631,097	520,372	—	35,179	3,432,077
Executive Vice President, Financial Systems	2012	600,080	—	1,077,496	—	582,598	—	590,202	2,850,376

(1)	Amounts shown are the fair market value of restricted stock units (“RSUs”) granted and reflect the fair market value per Unit on the date of grant multiplied by the number of RSUs granted. Amounts shown for 2012 do not reflect the reduction in fair market value as a result of the $72.80 per share dividend on preferred stock of SCCII paid in December 2012 (equivalent to $3.64 per Unit). For more details on grants awarded in 2013, see the “2013 Grants of Plan-Based Awards” table below.
(2)	Amounts shown are the aggregate grant date fair value of appreciation units (“AUs”) granted and reflect the fair value as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in such valuation, see Note 11 to the Consolidated Financial Statements. Amounts represent the fair value of one-time AU awards discussed in further detail above in the “Compensation Discussion and Analysis.”
(3)	Amounts shown in this column reflect the cash EIC awards payable under performance-based incentive compensation, which is discussed in further detail above in the “Compensation Discussion and Analysis.”

(4)	The table below identifies the amounts shown for 2013 in the “All Other Compensation” column. All of the amounts reflect the actual cost to the company of providing the payment or benefit described below.

Name	Company Contributions to Savings Plan(a) ($)	Health and Welfare Benefits ($)	Auto Benefits ($)		Relocation Benefit ($)		Other(b) ($)
			Lease/ Allowance	Tax Gross-Up	Expenses	Tax Gross-Up
Russell P. Fradin	10,200	10,803	19,009	19,968	—	—	—
Charles J. Neral	10,200	6,507	11,250	7,977	67,226	57,474	399
Regina Brab	10,200	6,381	11,330	—	—	—	—
Harold C. Finders	61,908	40,678	27,617	—	—	—	—
Brian A. Traquair	15,060	8,674	10,843	—	—	—	602

(a)	For Mr. Finders, represents company contributions to a Swiss defined contribution pension plan.
(b)	For Mr. Neral, represents auto maintenance expenses. For Mr. Traquair, represents reimbursed health club fees, a benefit available to all Canadian employees.

(5)	Mr. Fradin joined SunGard as of May 31, 2011 and his 2011 annual rate of salary and his EIC was pro-rated for the period of time he was employed by the Company in 2011. In accordance with Mr. Fradin’s employment agreement, in 2011, he received a one-time make-up cash bonus equal to $1,000,000 related to bonus forgone from his previous employer.
(6)	Mr. Neral joined SunGard as of July 2, 2012 and therefore was not a named executive in 2011 or 2010. Mr. Neral’s 2012 annual rate of salary was $500,000, and his EIC was pro-rated for the period of time he was employed by the Company in 2012. In accordance with Mr. Neral’s employment agreement, he received a $100,000 sign-on bonus.
(7)	Ms. Brab joined SunGard as of January 30, 2013 and therefore was not a named executive in 2012 or 2011. Ms. Brab’s 2013 annual rate of salary was $400,000, which was pro-rated for the period of time she was employed by the Company in 2013. In accordance with Ms. Brab’s employment agreement, she received a $250,000 sign-on bonus in connection with forfeiting her 2012 bonus with her previous employer.
(8)	Mr. Finders resigned effective January 31, 2014 and received a 2014 separation payment of $3,422,799 in accordance with the terms of his employment agreement. For further details, see “Potential Payments Upon Termination or Change of Control” below. Mr. Finders’ compensation was paid in Swiss Francs (CHF). All amounts in the above table have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year as follows: 1.067 in 2013; 1.12963 in 2012; and 0.961797 in 2011. In 2011, Mr. Finders received a bonus of $96,180 in recognition of his promotion to his current position of Chief Executive Officer, FS and a year-end bonus of $330,858.
(9)	Mr. Traquair was not a named executive prior to 2012. Mr. Traquair’s compensation was paid in Canadian Dollars (CAD). All amounts have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year as follows: 1.004 in 2013 and 1.01194 in 2012.

Grants of Plan-Based Awards in Fiscal Year 2013

Our SunGard 2005 Management Incentive Plan, as amended and restated (“Plan”), authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII. Under the Plan, 2013 awards of time-based and performance-based RSUs and AUs have been granted for Units. All awards under the Plan are granted at fair market value on the date of grant.

As part of the annual grant program, each of the named executives were granted the following awards in June 2013: (1) time-based RSUs that vest over four years with 25% vesting on each of the first four anniversaries and (ii) performance-based RSUs that vest upon the satisfaction of certain performance criteria for fiscal year 2014, with 25% of the earned amount vesting on December 31, 2014 and the remaining 75% vesting in equal installments of 25% on June 1, 2015, 2016 and 2017. Once vested, these RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause or June 1, 2017.

Other equity awards granted to the named executives in 2013 are described above in the “Compensation Discussion and Analysis.”

The following table contains information concerning grants of plan-based awards to the named executives during 2013.

2013 Grants of Plan-Based Awards

Name	Grant Type	Grant Date	Estimated Possible Payouts under Non- Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
				Threshold (#)	Target (#)	Maximum (#)
Russell P. Fradin	EIC	N/A	1,699,577	—	—	—	—	—	—	—
	RSUs	06/17/13	—	1	32,500	32,500	32,500	—	—	1,157,000
	AUs	06/17/13	—	632	1,050,000	1,050,000	600,000	—	—	9,583,500

Charles J. Neral	EIC	N/A	509,672	—	—	—	—	—	—	—
	RSUs	06/01/13	—	1	14,045	14,045	14,045	—	—	500,002
	AUs	06/17/13	—	171	96,145	96,145	—	—	—	1,631,097

Regina Brab	EIC	N/A	301,769	—	—	—	—	—	—	—
	RSUs	01/30/13	—	1	11,290	11,290	35,380	—	—	775,189
		06/01/13	—	1	10,535	10,535	10,535	—	—	375,046
	AUs	06/17/13	—	51	28,846	28,846	—	—	—	489,327

Harold C. Finders	EIC	N/A	853,600	—	—	—	—	—	—	—
	RSUs	06/01/13	—	1	23,880	23,880	23,880	—	—	850,128
	AUs	06/17/13	—	171	96,145	96,145	—	—	—	1,631,097

Brian A. Traquair	EIC	N/A	520,372	—	—	—	—	—	—	—
	RSUs	06/01/13	—	1	18,260	18,260	18,260	—	—	650,056
	AUs	06/17/13	—	171	96,145	96,145	—	—	—	1,631,097

(1)	Amounts reflect the cash EIC bonuses paid to the named executives under the performance-based incentive compensation, which is described in further detail above in the Compensation Discussion and Analysis and reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)	Represents performance-based RSUs and AUs. RSU vesting begins at 95% achievement of target. For AUs, represents the number of Units paid upon distribution of the award. The potential increase in stock price that can be achieved under the performance-based AUs is not limited and, therefore, the maximum payout for AUs is not determinable.
(3)	Represents time-based RSUs and AUs.
(4)	For RSUs, represents the fair market value per Unit on the date of grant multiplied by the number of RSUs granted. For AUs, represents the aggregate grant date fair value as computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table contains certain information with respect to options and RSUs held as of December 31, 2013 by the named executives.

Outstanding Equity Awards at 2013 Fiscal Year-End

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Russell P. Fradin	05/31/11							102,333	(3)	1,784,688	—	—
	06/17/13							32,500	(4)	566,800	—	—
	06/17/13							—		—	32,500	566,800
	06/17/13	84,984	(5)	—	965,016	16.61	06/01/17
	06/17/13	240,000	(6)	360,000	—	16.61	06/01/17
Charles Neral	09/12/12							46,642	(7)	813,436	—	—
	09/12/12							—		—	37,615	656,006
	06/01/13							14,045	(4)	244,945	—	—
	06/01/13							—		—	14,045	244,945
	06/17/13	—		—	304,878	17.80	06/01/17
Regina Brab	01/30/13							24,090	(4)	420,130	—	—
	01/30/13							8,467	(17)	147,664	—	—
	01/30/13							11,290	(4)	196,898	—	—
	06/01/13							—		—	10,535	183,730
	06/01/13							10,535	(4)	183,730	—	—
	06/17/13	—		—	91,463	17.80	06/01/17
Harold C. Finders	08/12/05	76,660	(8)	—	—	14.36	08/12/15
	08/12/05	177,202	(9)	—	—	14.36	08/11/15
	09/21/07	59,613	(10)	—	—	17.08	09/21/17
	09/21/07	106,333	(9)	—	—	17.08	09/21/17
	09/14/09	27,208	(11)			0.44	09/14/19
	09/14/09	33,277	(12)	5,445	—	0.44	09/14/19	2,595	(13)	45,257	—	—
	06/03/11							6,420	(14)	111,965	—	—
	06/03/11							9,630	(15)	167,947	—	—
	02/14/12							12,552	(16)	218,907	—	—
	02/14/12							13,598	(15)	237,149	—	—
	11/15/12							18,806	(17)	327,977	—	—
	11/15/12							18,806	(18)	327,977	—	—
	06/01/13							—		—	23,880	416,467
	06/01/13							23,880	(4)	416,467	—	—
	06/17/13	—		—	304,878	17.80	06/01/17
Brian A. Traquair	08/11/05	16,465	(19)	—	—	4.50	02/25/14
	08/11/05	21,934	(19)	—	—	4.50	03/03/15
	08/12/05	31,244	(8)	—	—	14.36	08/12/15
	08/12/05	37,093	(9)	—	—	14.36	08/11/15
	09/21/07	17,617	(10)	—	—	2.22	09/21/17
	09/21/07	31,423	(9)	—	—	2.22	09/21/17
	09/03/09	12,929	(11)	—	—	0.44	09/03/19
	09/03/09	15,814	(12)	2,588	—	0.44	09/03/19	1,233	(13)	21,504	—	—

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Brian A. Traquair (continued)	06/01/11						1,680	(14)	29,299	—	—
	06/01/11						2,520	(15)	43,949	—	—
	09/14/11						1,200	(14)	20,928	—	—
	09/14/11						1,800	(20)	31,392	—	—
	09/12/12						3,612	(16)	62,993	—	—
	09/12/12						4,966	(15)	86,607	—	—
	11/15/12						14,104	(17)	245,974	—	—
	11/15/12						14,104	(18)	245,974	—	—
	06/01/13						—		—	18,260	318,454
	06/01/13						18,260	(4)	318,454	—	—
	06/17/13	—	—	304,878	17.80	06/01/17

(1)	Represents the quantity of unvested performance-based equity awards that can be earned upon the achievement of anticipated performance goals in future years.
(2)	Based upon a fair market value of $17.44 per Unit as of December 31, 2013.
(3)	Represents the unvested portion of time-based RSUs which vest over three years with 33 1/3% vesting on each of the first three anniversaries of the date of grant.
(4)	Represents the unvested portion of time-based RSUs which vest over four years with 25% vesting on each of the first four anniversaries of the date of grant.
(5)	Represents the vested portion of performance AUs which vest as the stock price appreciates above $16.61.
(6)	Represents the vested portion of time AUs which vest over 3 years, with 40% vesting on the grant date and 20% vesting on each of June 1, 2014, June 1, 2015 and June 1, 2016.
(7)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting on July 2, 2013 (hire date anniversary) and 72% of the remaining balance vesting in equal monthly installments thereafter for 36 months.
(8)	Represents performance-based options which (i) vested upon the attainment of certain annual earnings goals for the Company during the six-year period beginning January 1, 2005 for calendar years 2005-2009 and (ii) were earned and vested for calendar year 2010 pursuant to the awards amended in 2009.
(9)	Represents fully vested time-based options which vested over five years.
(10)	Represents performance-based options which (i) vested upon the attainment of certain annual earnings goals for the Company during the five-year period beginning January 1, 2007 for calendar years 2007-2009, (ii) were earned and vested for calendar year 2010 pursuant to the 2009 amended awards, and (iii) were earned and vested for calendar year 2011.
(11)	Performance-based Class A options are earned upon the attainment of certain annual earnings goals for the Company over a five-year period. Represents performance-based Class A options earned and vested for calendar years 2009, 2010, 2011, 2012 and 2013.
(12)	Represents the vested portion of time-based equity which vests over five years with 25% vesting one year from the date of grant, and 75% of the remaining balance vesting in equal monthly installments thereafter for 48 months.
(13)	Represents the unvested portion of time-based RSUs which vest over five years with 10% vesting one year from the date of grant, and 90% of the remaining balance vesting in equal monthly installments thereafter for 48 months.
(14)	Represents the unvested portion of performance-based RSUs earned for the 18-month period of July 1, 2011 through December 31, 2012.
(15)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting one year from the date of grant, and 72% of the remaining balance vesting in equal monthly installments thereafter for 36 months.

(16)	Represents the unvested portion of performance-based RSUs earned for calendar year 2012.
(17)	Represents the unvested portion of performance-based RSUs earned for calendar year 2013.
(18)	Represents the unvested portion of time-based RSUs which vest over four years with 25% vesting on each of the first three grant date anniversaries and the remaining 25% vesting on June 1, 2016.
(19)	To the extent that outstanding options were not exercised before the 2005 LBO, such options converted into fully vested options to purchase Units in the Parent Companies.
(20)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting on June 1, 2012, and 72% of the remaining balance vesting in equal monthly installments thereafter for 36 months.

2013 Option Exercises and Stock Vesting

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Russell P. Fradin	—	—	427,317	2,177,670
Charles J. Neral	—	—	164,055	2,909,646
Regina Brab	—	—	2,823	49,233
Harold C. Finders	—	—	43,738	756,203
Brian A. Traquair	—	—	22,870	395,831

(1)	Represents RSUs that vested during 2013. RSUs are not distributed until the first to occur of a change of control, separation from service without cause or a date specified in the RSU agreement ranging from three to five years after date of grant. For Mr. Fradin, also represents time-based AUs that vested during 2013 and which are not distributed until the first to occur of a change of control, separation from service for any reason other than for cause or June 1, 2017.
(2)	Calculated by multiplying the number of vested RSUs by the fair market value on the vesting date.

Pension Benefits

None of the named executives receive benefits under any defined benefit or actuarial pension plan.

Employment and Change of Control Agreements

As discussed above, the Company entered into a definitive employment agreement with each of the named executives except for Mr. Traquair. The terms of these agreements are described above under “Compensation Discussion and Analysis.”

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and equity award agreements, set forth below is a description of the potential payments the named executives would receive if their employment was terminated. Mr. Traquair does not have an employment agreement; therefore, the amount of compensation Mr. Traquair would receive upon termination or change of control, if any, is based upon Canadian law.

The terms cause, good reason, change of control and sale of business are defined in the applicable executive employment agreements, which have been included as exhibits to the following filings:

Mr. Fradin:	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
Mr. Neral:	Current Report on Form 8-K dated June 8, 2012
Ms. Brab:	Annual Report on Form 10-K for the year ended December 31, 2012
Mr. Finders:	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

Russell P. Fradin

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to two times the sum of his base salary and target incentive bonus;

•	a lump sum cash payment of his pro rata incentive bonus based upon the incentive bonus he earned for the year in which his termination occurred multiplied by the number of days in which he was employed during such year divided by 365;

•	a lump sum cash payment for the cost of premiums under Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for medical, dental and vision coverage less employee co-pay for such coverage for 18 months, as increased by a tax gross-up payment equal to the estimated income and FICA tax that would be imposed on such payments;

•	a lump sum cash payment for accrued but unpaid base salary, unreimbursed business expenses, unused vacation time and all other payments, benefits or fringe benefits in accordance with the applicable plan or program; and

•	all time-based AUs shall vest and be paid, and if Mr. Fradin’s employment terminates prior to June 1, 2017, his vested performance-based AUs are paid and any unvested performance-based AUs are forfeited;

•	all other time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Upon termination with change of control:

•	if a change of control occurs or Mr. Fradin’s employment is terminated in contemplation of a change of control without cause or for good reason within six months before a change of control, the vesting of Mr. Fradin’s existing time-based RSUs will fully accelerate.

Upon retirement or other voluntary termination:

•	a lump sum cash payment consisting of accrued amounts, if any; and

•	all vested time-based AUs shall be paid, and if Mr. Fradin’s employment terminates prior to June 1, 2017, his vested performance-based AUs are paid and any unvested performance-based AUs are forfeited;

•	all other time-based equity awards immediately stop vesting and any unvested time-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of accrued amounts, if any. Mr. Fradin is not entitled to receive any cash incentive payments, and

•	all vested and unvested time-based RSU awards and all unpaid time and performance-based AUs are forfeited.

Upon termination for disability or death:

•	a lump sum cash payment of his pro rata incentive bonus and accrued amounts, if any;

•	in the event of his death, Mr. Fradin’s beneficiary shall receive payments under a life insurance policy funded by the Company; and

•	all time-based AUs are fully vested, and if Mr. Fradin’s employment terminates prior to June 1, 2017, his vested performance-based AUs are paid and any unvested performance-based AUs are forfeited;

•	all time-based equity awards granted prior to June 2013 immediately stop vesting and all unvested time-based equity awards are forfeited and time-based RSU awards granted in June 2013 shall vest as to (i) 50% if Mr. Fradin’s death occurs prior to June 1, 2014, and (ii) 75% if his death occurs between June 1, 2014 and June 1, 2015, and (iii) 100% if his death occurs on or after June 1, 2015.

Charles J. Neral

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to the sum of his base salary and target incentive bonus, and for a change of control Mr. Neral receives two times the sum of his base salary and target incentive bonus;

•	a lump sum cash payment of his pro rata target incentive bonus and any earned or accrued compensation as of December 31 of the year of termination, but if Mr. Neral is terminated on December 31, he receives his actual earned incentive bonus for the year of termination;

•	a lump sum cash payment in an amount equal to the Company’s cost of Mr. Neral’s medical, dental and vision coverage in effect on December 31 of the year of termination, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•	for termination without cause, performance-based equity awards vest on a pro rata basis through the termination date, for resignation without good reason, performance-based equity awards stop vesting as of the beginning of the year of termination and all unvested performance-based equity awards are forfeited;

•	all unpaid performance-based AUs are forfeited; and

•	time-based equity awards immediately stop vesting and unvested time-based equity awards are forfeited.

Upon termination with change of control:

•	if a change of control occurs prior to July 2, 2014 and employment is terminated without cause or Mr. Neral resigns for good reason within 18 months of the change of control, then 50% of the unvested time-based and performance-based equity awards granted September 2012 will vest and the unvested time-based and performance-based equity awards will be forfeited, and if a change of control occurs after July 2, 2014, and employment is terminated without cause or Mr. Neral resigns for good reason within 18 months of the change of control, then all time-based equity awards granted September 2012 and all performance-based equity awards become fully vested; and

•	all unvested time-based equity awards granted in June 2013 shall vest if employment is terminated without cause within six months following a change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation, including any incentive compensation for which the performance period has been completed; and

•	all unpaid performance-based AUs are forfeited and all other performance-based equity awards stop vesting as of the beginning of the year of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation. Mr. Neral is not entitled to receive any cash incentive payments; and

•	all unpaid performance-based AUs are forfeited, all vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation and a pro rata payment of his target incentive bonus for the year in which his disability or death occurs, and if termination of employment is on December 31, Mr. Neral receives his actual earned incentive bonus for the year of termination;

•	in the event of death, Mr. Neral’s beneficiary shall receive payments under an insurance policy funded by the Company; and

•	performance-based equity awards vest on a pro rata basis through the termination date, time-based equity awards granted September 2012 immediately stop vesting and time-based equity awards granted in June 2013 shall vest as to (i) 50% if Mr. Neral’s death occurs prior to June 1, 2014, and (ii) 75% if his death occurs between June 1, 2014 and June 1, 2015, and (iii) 100% if his death occurs on or after June 1, 2015 and unvested time-based and performance-based equity awards are forfeited; and

•	all performance-based AUs for which the stock price thresholds have been met shall vest and all vested performance-based AUs shall be paid.

Regina Brab

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to the sum of her base salary and target incentive bonus;

•	a lump sum cash payment of all earned or accrued compensation,

•	a lump sum cash payment of $100,000 in lieu of any other payments for health and welfare benefits;

•	performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date, and all unearned performance-based equity awards are forfeited. Upon resignation for good reason, all unvested performance-based equity awards shall be forfeited;

•	all unpaid performance-based AUs are forfeited; and

•	certain unvested time-based equity awards granted on January 30, 2013 shall vest, and all other time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Upon termination with change of control:

•	if the change of control occurs during the performance period, vesting of performance-based equity awards shall be determined by the Compensation Committee of the Board and the CEO in mutual consultation in a manner they jointly consider equitable under the circumstances, and if the change of control occurs after the performance period, any earned but unvested performance equity shall become fully vested; and

•	unvested time-based equity awards vest if employment is terminated without cause within six months following a change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation;

•	if the termination occurs at any time following January 30, 2015, the second anniversary of the effective date of Ms. Brab’s employment, and she is not otherwise eligible to participate in an employer sponsored plan or program that enables her to obtain healthcare benefits, then Ms. Brab will receive a lump sum cash payment of $100,000;

•	if the termination occurs during the performance period, then all performance-based equity awards stop vesting as of the date of termination and no performance-based equity awards are earned in the year of termination; and if the termination occurs after the performance period, then any performance-based equity that was earned in the performance period shall stop vesting as of the termination date;

•	all unpaid performance-based AUs are forfeited; and

•	all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation; and

•	all unpaid performance-based AUs and all vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation, including a pro rata payment of her target incentive bonus for the year of termination;

•	in the event of death, beneficiaries shall receive payments under an insurance policy funded by the Company;

•	performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date;

•	certain time-based equity awards granted on January 30, 2013 shall vest, and all other time-based equity awards shall vest as to (i) 50% if death occurs prior to the first anniversary of the date of grant, (ii) 75% if death occurs between the first and second anniversary of the date of grant, and (iii) 100% if death occurs on or after the second anniversary of the date of grant; and if employment terminates due to disability then certain time-based equity awards granted on January 30, 2013 shall vest, and all other time-based equity awards immediately stop vesting and unvested time-based equity is forfeited; and

•	all performance-based AUs for which the stock price thresholds have been met shall vest and all vested performance-based AUs shall be paid.

Brian A. Traquair

Upon termination without cause:

•	Mr. Traquair is entitled to notice, or pay in lieu of notice, based on his 18 year tenure with the Company and other factors. Subject to his obligation to mitigate his damages, his pay in lieu of notice would be approximately 18 months of total compensation based on his annual base salary and target incentive bonus;

•	a lump sum cash payment equal to 18 months of the Company’s cost of Mr. Traquair’s medical, dental, vision, long term disability and life insurance coverage, as well as 18 months of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•	performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date, and all unearned performance-based equity awards are forfeited. Upon resignation, all unvested performance-based equity awards shall be forfeited;

•	all unpaid performance-based AUs are forfeited;

•	time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited; and

•	if a sale of our FS business segment occurs and Mr. Traquair’s employment is terminated, then performance-based equity awards are treated as described above and all unvested time-based equity awards granted before May 2010 become fully vested, and unvested time-based equity granted in or after May 2010 immediately stops vesting.

Upon termination with change of control:

•	if a change of control occurs and employment is terminated without cause, Mr. Traquair is entitled to notice, or pay in lieu of notice, based on his 18 year tenure with the Company and other factors. Subject to his obligation to mitigate his damages, his pay in lieu of notice would be approximately 18 months of total compensation based on his annual base salary and target incentive bonus;

•	a lump sum cash payment equal to 18 months of the Company’s cost of Mr. Traquair’s medical, dental, vision, long term disability and life insurance coverage, as well as 18 months of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit; and

•	if a change of control occurs during the performance period and employment is terminated, then vesting of performance-based equity awards granted shall be determined by the Compensation Committee of the Board and the CEO in mutual consultation in a manner they jointly consider equitable under the circumstances, and if the change of control occurs after the performance period, any earned but unvested performance equity shall become fully vested, all unvested time-based equity awards become fully vested if employment is terminated without cause within six months following a change of control.

Upon termination due to resignation:

•	a lump sum cash payment of accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination.

•	if the termination occurs during the performance period, then all performance-based equity awards stop vesting as of the date of termination and no performance-based equity awards are earned in the year of termination; and if the termination occurs after the performance period, then any performance-based equity that was earned in the performance period shall stop vesting as of the termination date;

•	all unpaid performance-based AUs are forfeited; and

•	all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination.

•	all unpaid performance-based AUs, vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•	upon termination in the event of disability, Mr. Traquair is entitled to eight weeks of base salary, as well as an 18 week severance payment, for a total of 26 weeks of base salary;

•	Upon termination in the event of disability, a lump sum cash payment equal to eight weeks of the Company’s cost of Mr. Traquair’s medical, dental, vision, long term disability and life insurance coverage, as well as eight weeks of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•	Mr. Traquair is entitled to accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination.

•	in the event of death, Mr. Traquair’s beneficiary shall receive payment under an insurance policy funded by the Company; and

•	performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date, all time-based equity awards granted prior to November 2012 immediately stop vesting and all unvested time-based equity awards are forfeited and time-based equity awards granted November 2012 shall vest as to (i) 50% if Mr. Traquair’s death occurs prior to the first anniversary of the date of grant, (ii) 75% if his death occurs between the first and second anniversary of the date of grant and (iii) 100% if his death occurs on or after the second anniversary of the date of grant, if Mr. Traquair terminates due to disability then time-based equity awards granted after November 2012 immediately stop vesting and unvested time-based equity is forfeited;

•	all performance-based AUs for which the stock price thresholds have been met shall vest and all vested performance-based AUs shall be paid.

In order to receive any of the above described severance benefits, the named executive, other than Mr. Traquair, is required to execute a release of all claims against the Company. In order to exercise stock options or receive distribution of RSU shares, the named executive must execute a certificate of compliance with respect to the restrictive covenants contained in his employment agreement, if applicable, and all other agreements with the Company.

With the exception of Mr. Finders, the tables below reflect the amount of compensation payable to each of the named executives in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2013, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executives upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such named executive’s separation from the Company. Mr. Finders’ employment with the Company ended effective January 31, 2014, and, therefore, the amounts disclosed for Mr. Finders reflect the actual separation payment he received.

Russell P. Fradin—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Retirement or Other Voluntary Termination	Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Bonus (1)	$5,400,000	—	—	$5,400,000		—	—
Bonus of Year of Termination (2)	$1,699,577	—	—	$1,699,577		$1,699,577	$1,699,577
Time-Based Equity Awards (3)	$298,800	—	—	$2,351,488		$298,800	$582,200
Performance-Based Equity Awards	—	—	—	—		—	—
Benefits & Perquisites:
Health Benefits (4)	$26,592	—	—	$26,592		—	—
Life Insurance Proceeds	—	—	—	—		—	$1,000,000
Accrued Vacation Pay	$17,308	$17,308	$17,308	$17,308		$17,308	$17,308
Excise Tax & Gross-Up	—	—	—	—	(5)	—	—
Total:	$7,442,277	$17,308	$17,308	$9,494,965		$2,015,685	$3,299,085

(1)	Consists of two times the sum of (a) 2013 base salary of $900,000 and (b) 2013 target incentive bonus of $1,800,000.
(2)	Represents the amount of Mr. Fradin’s incentive bonus earned for 2013.
(3)	Represents the value of applicable accelerated unvested time-based equity based upon a fair market price of $17.44 per Unit as of December 31, 2013.
(4)	Represents the cost of premiums under COBRA for medical, dental and vision coverage less employee co-pay for such coverage for 18 months, as increased by a tax gross-up payment equal to the estimated taxes that would be imposed on such payments.
(5)	The Company and Mr. Fradin have agreed to cooperate to obtain shareholder approval of any change of control payments that would otherwise be subject to excise tax under section 4999 of the Internal Revenue Code, so the estimates assume that no excise will apply.

Charles J. Neral—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Termination Due to Retirement or Other Voluntary Termination	Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Bonus (1)	$1,000,000	—	—	$2,000,000		—	—
Target Bonus in Year of Termination (2)	$509,672	—	—	$509,672		$509,672	$509,672
Bonus in Year of Termination (3)	—	$509,672	—	—		—	—
Time-Based Equity Awards	—	—	—	$651,663	(5)	—	$122,472	(5)
Performance-Based Equity Awards	—	—	—	$328,003	(6)	—	—
Benefits & Perquisites:
Health Benefits (4)	$8,634	—	—	$8,634		—	—
Life Insurance Proceeds	—	—	—	—		—	$1,000,000
Accrued Vacation Pay	$9,615	$9,615	$9,615	$9,615		$9,615	$9,615
Total:	$1,527,921	$519,287	$9,615	$3,507,587		$519,287	$1,641,759

(1)	With regard to (i) a termination without cause, consists of the sum of (a) 2013 base salary of $500,000 and (b) 2013 target incentive bonus of $500,000 and (ii) a termination due to a change of control, consists of two times the sum of (a) 2013 base salary of $500,000 and (b) 2013 target incentive bonus of $500,000.
(2)	Because Mr. Neral’s termination is deemed to have occurred on December 31, pursuant to the terms of his employment agreement, he is entitled to receive his actual, earned incentive bonus for 2013.
(3)	Represents the amount of Mr. Neral’s incentive bonus earned for 2013.
(4)	Consists of the sum of the Company’s cost for Mr. Neral’s medical, dental and vision coverage for one year. The health benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.
(5)	Represents the value of applicable accelerated unvested time-based equity based upon a fair market price of $17.44 per Unit as of December 31, 2013.
(6)	Represents the value of 50% of accelerated unvested performance-based equity granted September 2012.

Harold Finders—Termination Payments and Benefits

Mr. Finders resigned effective January 31, 2014 and, in accordance with the terms of his employment agreement, received a separation payment of $3,422,799, consisting of: (1) two times the sum of his 2013 base salary and 2013 target incentive bonus, less agreed upon deductions for the cost of certain 2014 benefits; (2) the sum of two times the Company’s cost for Mr. Finders’ medical benefits and $35,000 in lieu of the Company’s cost for welfare benefits, with such sum increased by a tax gross-up payment; (3) accrued vacation pay as of year-end 2013 as Mr. Finders relinquished certain accrued compensation (pro rata portion of 2014 target incentive bonus and unused 2014 vacation time).

Regina Brab—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Termination Due to Retirement or Other Voluntary Termination	Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Bonus (1)	$700,000	—	—	$700,000	—	—
Earned Bonus in Year of Termination	$301,769	$301,769	—	$301,769	$301,769	$301,769
Time-Based Equity Awards (2)	$420,130	—	—	$800,758	$420,130	$610,444
Performance-Based Equity Awards (3)	$147,664	—	—	$147,664	$147,664	$147,664
Benefits & Perquisites:
Health and Welfare Benefits (4)	$100,000	—	—	$100,000	—	—
Life Insurance Proceeds	—	—	—	—	—	$801,000
Accrued Vacation Pay	$7,962	$7,962	$7,962	$7,962	$7,962	$7,962
Total:	$1,677,525	$309,731	$7,962	$2,058,153	$877,525	$1,868,839

(1)	Consists of the sum of (a) 2013 base salary of $400,000, and (b) 2013 target incentive bonus of $300,000.
(2)	Represents the value of applicable accelerated unvested time-based equity awards based upon a fair market price of $17.44 per Unit as of December 31, 2013.
(3)	Represents the value of the applicable accelerated earned and unvested portion of performance-based equity awards.
(4)	Ms. Brab is entitled to receive a lump sum cash payment of $100,000 in lieu of any other payments for health and welfare benefits.

Brian A. Traquair—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause Without Change of Control		Termination For Cause; Resignation	Termination Due to Sale of Business Employment Not Offered		Termination Without Cause With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation
Base Salary & Target Bonus (1)	$1,674,786		—	$1,674,786		$1,674,786		—		—
Time-Based Equity Awards (2)	—		—	$21,504		$747,880		—		$323,211
Performance-Based Equity Awards (3)	$359,194		—	—		$359,194		$359,194		$359,194
Benefits & Perquisites:
Health and Welfare Benefits	$32,872	(4)	—	$32,872	(4)	$32,872	(4)	$3,652	(5)	—
Disability Benefits	—		—	—		—		$279,131	(6)	—
Death Benefits	—		—	—		—		—		$1,000,000
Accrued Vacation Pay	—		—	—		—		—		—
Total:	$2,066,852		—	$1,729,162		$2,814,732		$641,977		$1,682,405

(1)	Consists of 18 months of the sum of (a) 2013 base salary of $558,262 and (b) 2013 target incentive bonus of $558,262. Mr. Traquair’s payments would be in Canadian Dollars. All amounts reported in the table have been converted into U.S. dollars at the December 31, 2013 currency exchange rate of 0.94142.
(2)	Represents the value of applicable accelerated unvested time-based equity awards based upon a fair market price of $17.44 per Unit as of December 31, 2013. Excludes the value of underwater time-based options.
(3)	Represents the value of the applicable accelerated earned and unvested portion of performance-based equity awards.
(4)	Consists of 18 months of the sum of the Company’s cost for Mr. Traquair’s (i) medical, dental, long term disability, basic life & accidental death coverages, and (ii) pension contributions.
(5)	Consists of the sum of the Company’s cost for Mr. Traquair’s (i) medical, dental, long term disability, basic life & accidental death coverages, and (ii) pension contributions for 2 months.
(6)	Represents 26 weeks of 2013 base salary.

Director Compensation

None of our directors receive compensation for serving as directors.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Mr. Greene, who was appointed to the Compensation Committee in 2005 in connection with the LBO, and Messrs. Gordon and Noell, who were each appointed to the Compensation Committee in 2012. None of these individuals has been at any time an officer or employee of our Company. During 2013, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2013 with respect to the SunGard 2005 Management Incentive Plan, as amended, under which equity in the Parent Companies is authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)			Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock			Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Equity compensation plans approved by security holders
Options for Units	16,574,766	1,841,074	637,491	$14.22
Restricted Stock Units	11,341,206	1,259,746	436,200	$20.43	*	26,360,806	2,752,108	1,029,576
Appreciation Units	5,926,093	658,252	227,927	$17.37
Options for Class A Common Stock	5,380,496			$1.70
Equity compensation plans not approved by security holders	—	—	—	—		—	—	—
Total	39,222,561	3,759,072	1,301,618			26,360,806	2,752,108	1,029,576

*	Value of RSUs as of date of grant.

Beneficial Ownership

All of our outstanding stock is beneficially owned by SCC and SCCII through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SCC and SCCII as of March 1, 2014 by each person who is known by us to beneficially own more than 5% of the equity securities of SCC and SCCII, by each of our directors, by each of the named executives, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.56%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.56%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.05%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.56%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.28%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.42%
TPG Funds(9)	34,849,657	3,872,184	1,340,371	13.56%
Regina Brab	15,170	1,686	583	—
Martin Brand(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.56%
Christopher Gordon(12) (director)	—	—	—	—
Harold C. Finders(10) (named executive)	782,182	86,909	30,084	—
Russell P. Fradin (director and named executive) (10)	995,803	110,645	38,300	—
James H. Greene, Jr.(13) (director)	—	—	—	—
Glenn H. Hutchins(8)(14) (director)	34,488,546	3,832,061	1,326,483	13.42%
John Marren(15) (director)	—	—	—	—
Sanjeev Mehra(5)(16) (director)	28,393,651	3,154,850	1,092,063	11.05%
Charles J. Neral(10) (named executive)	179,181	19,909	6,892	—
Davis Noell(7)(17) (director)	21,295,238	2,366,138	819,048	8.28%
Brian A. Traquair(10) (named executive)	214,112	23,790	8,235	—
All 17 directors and current executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(18)	93,051,540	10,339,060	3,578,905	36.20%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Class A shares of common stock of SCC, Class L shares of common stock of SCC and preferred shares of SCCII are referred to in the notes to this table as, respectively, Class A shares, Class L shares and preferred shares.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SCC and SCCII on March 1, 2014, as adjusted as required by applicable rules.

(3)

Includes (i) 34,693,273 Class A shares, 3,801,832 Class L shares and 1,313,076 preferred shares held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares, 70,352 Class L shares and 27,295 preferred shares held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares, 2,035,248 Class L shares and 704,509 preferred shares held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares, 32,139 Class L shares and 11,125 preferred shares held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares, 90,060 Class L shares and 31,175 preferred shares held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares, 7,356 Class L shares and 2,546 preferred shares held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares, 1,604,938 Class L shares and 555,556 preferred shares held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares, 102,443 Class L shares and 35,461 preferred shares held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)	The Goldman Sachs Group, Inc., which we refer to as GS Group, Goldman, Sachs & Co., which we refer to as Goldman Sachs, and certain of their affiliates may be deemed to own beneficially and indirectly Class A shares, Class L shares and preferred shares which are owned directly or indirectly by investment partnerships of which affiliates of Goldman Sachs and GS Group are the general partner, managing limited partner or managing partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is an affiliate of each of, and investment manager for certain of, the GS Limited Partnerships. GS Group, Goldman, Sachs and the GS Limited Partnerships share voting power and investment power with certain of their respective affiliates. The GS Limited Partnerships and their respective beneficial ownership of shares of SCC and SCC II include: (i) 8,034,125 Class A shares, 892,681 Class L shares and 309,005 preferred shares held by GS Capital Partners 2000, L.P.; (ii) 2,552,674 Class A shares, 283,630 Class L shares and 98,180 preferred shares held by GS Capital Partners 2000 Employee Fund, L.P.; (iii) 2,919,293 Class A shares, 324,366 Class L shares and 112,281 preferred shares held by GS Capital Partners 2000 Offshore, L.P.; (iv) 354,921 Class A shares, 39,436 Class L shares and 13,651 preferred shares held by Goldman Sachs Direct Investment Fund 2000, L.P.; (v) 335,812 Class A shares, 37,312 Class L shares and 12,916 preferred shares held by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG; (vi) 7,475,480 Class A shares, 830,609 Class L shares and 287,518 preferred shares held by GS Capital Partners V Fund, L.P.; (vii) 3,861,537 Class A shares, 429,060 Class L shares and 148,521 preferred shares held by GS Capital Partners V Offshore Fund, L.P.; (viii) 296,373 Class A shares, 32,930 Class L shares and 11,399 preferred shares held by GS Capital Partners V GmbH & Co. KG; and (ix) 2,563,436 Class A shares, 284,826 Class L shares and 98,594 preferred shares held by GS Capital Partners V Institutional, L.P. Each of Goldman Sachs and GS Group disclaims beneficial ownership of the shares owned directly and indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The address for GS Group, Goldman Sachs and the GS Limited Partnerships is 200 West Street, New York, New York 10282.

(6)	Includes (i) 33,937,852 Class A shares, 3,770,872 Class L shares and 1,305,302 preferred shares held by KKR Millennium Fund L.P. (“KKR Millennium Fund”), whose general partner is KKR Associates Millennium L.P., whose general partner is KKR Millennium GP LLC; and (ii) 911,806 Class A shares, 101,312 Class L shares and 35,069 preferred shares held by KKR Partners III, L.P. (“KKR III” and, together with KKR Millennium Fund, the “KKR Funds”), whose general partner is KKR III GP LLC. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(7)	Includes (i) 18,390,397 Class A shares, 2,043,377 Class L shares and 707,323 preferred shares held by Providence Equity Partners V LP (“PEP V”), whose general partner is Providence Equity GP V LP, whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); and (ii) 2,904,841 Class A shares, 322,760 Class L shares and 111,725 preferred shares held by Providence Equity Partners V-A LP (“PEP V-A” and, together with PEP V, the “Providence Equity Funds”), whose general partner is Providence Equity GP V LP, whose general partner is PEP V LLC. PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. Messrs. Angelakis, Creamer, Masiello, Mathieu, Nelson, Pelson and Salem are members of PEP V LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaim such beneficial ownership. The address of each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(8)	Includes (i) 34,440,889 Class A shares, 3,826,765 Class L shares and 1,324,650 preferred shares held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares, 5,295 Class L shares and 1,833 preferred shares held by Silver Lake Technology Investors II, L.P. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose general partner is SLTA II. The address of each of the entities listed in this footnote is c/o Silver Lake, 9 West 57th Street, 32nd Floor, New York, New York 10019.

(9)	Includes (i) 20,745,833 Class A shares, 2,305,093 Class L shares and 797,917 preferred shares held by TPG Partners IV, L.P. (“Partners IV”), whose general partner is TPG GenPar IV, L.P. (“GenPar IV”), whose general partner is TPG GenPar IV Advisors, LLC (“Advisors IV”), whose managing member is TPG Holdings I, L.P., whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose sole general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”); (ii) 2,349,389 Class A shares, 261,043 Class L shares and 90,361 preferred shares held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares, 41,889 Class L shares and 14,500 preferred shares held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II; (iv) 5,416,667 Class A shares, 601,852 Class L shares and 208,333 preferred shares held by TPG Solar III LLC (“Solar III”), whose managing member is TPG Partners III, L.P., whose general partner is TPG GenPar III, L.P., whose general partner is TPG Advisors III, Inc. (“Advisors III”); and (v) 5,960,768 Class A shares, 662,308 Class L shares and 229,260 preferred shares held by TPG Solar Co-Invest LLC (“Solar Co-Invest” and, collectively with Partners IV, T3 Partners II, T3 Parallel II and Solar III, the “TPG Funds”), whose managing member is GenPar IV. David Bonderman and James G. Coulter are officers, directors, and sole shareholders of Group Advisors, T3 Advisors II and TPG Advisors III and may therefore be deemed to beneficially own the shares held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of TPG Funds and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after March 1, 2014 by stock option exercise or RSU distribution:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Regina Brab	15,170	1,686	583
Harold C. Finders	545,750	60,639	20,990
Russell P. Fradin	688,546	76,505	26,483
Charles J. Neral	93,887	10,432	3,611
Brian A. Traquair	185,385	20,598	7,130
All 17 directors and current executive officers as a group	1,953,315	217,035	75,128

(11)	Mr. Brand, a director of the Parent Companies and SunGard, is a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Brand are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Brand does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	The governance, investment strategy and decision-making process with respect to investments held by the Bain Funds is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steve Barnes, Joshua Bekenstein, John Connaughton, Paul Edgerley, Stephen Pagliuca, Michel Plantevin, Dwight Poler, Jonathan Zhu and Steven Zide. Because of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Capital Entities. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. Mr. Gordon, a director of the Parent Companies and SunGard, is a Managing Director of Bain Capital Partners, LLC and may therefore be deemed to beneficially own the amounts disclosed in the table next to “Bain Funds.” Mr. Gordon disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(13)	Mr. Greene, a director of the Parent Companies and SunGard, is a former executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a co-founder of Silver Lake. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of TPG Capital, L.P., an affiliate of the TPG Funds. Mr. Marren does not have voting or investment power over, and disclaims beneficial ownership of, the shares held by the TPG Funds.

(16)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(17)	Mr. Noell, a director of the Parent Companies and SunGard, is a Principal of Providence Equity L.L.C., an affiliate of the Providence Equity Funds. Amounts disclosed for Mr. Noell are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Mr. Noell disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of his pecuniary interest therein.

(18)	Excluding shares beneficially owned by Messrs. Brand, Hutchins, Mehra and Noell, the number of shares beneficially owned by all directors and executive officers as a group is as follows: Class A shares—2,381,659; Class L shares—264,629; preferred shares—91,602; percent of classes—does not exceed, in the aggregate, one percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to our Global Business Conduct and Compliance Program, all employees and directors (including our named executives) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. If the conflict involves a director or executive officer or is considered material, the situation will be reviewed by the Compliance Committee. The Compliance Committee will then consult with the Audit

Committee and determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict. In other cases, conflicts are reviewed and resolved by the Compliance Committee. Additionally, in connection with the LBO, the Company’s four parent companies and the Sponsors entered into a principal investor agreement which requires affiliated party transactions involving the Sponsors to be approved by the majority of Sponsors not involved in the affiliated party transaction.

Other than as described under this heading, the Company has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by the Audit Committee (other than the committee members involved, if any) on a case-by-case basis.

On August 11, 2005, upon completion of the LBO, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consulting services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. Under the management agreement, affiliates of the Sponsors receive quarterly annual management fees equal to 1% of the Company’s quarterly “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of management consulting services pursuant to the agreement. For the years ended December 31, 2011, 2012 and 2013, the Company recorded $12 million, $14 million and $12 million, respectively, relating to management fees in continuing operations. In addition, for the years ended December 31, 2011, 2012 and 2013, the Company recorded $1 million, $18 million and $0, respectively, relating to management fees in discontinued operations.

In the event that the management agreement is terminated, the Sponsors will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors or the Company and its parent companies provide notice to the other. Finally, the management agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions in excess of a threshold amount.

Our Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with us to use our products and services, or for us to use the Sponsors affiliates’ products and services, in the ordinary course of business, which often result in revenues or costs to SunGard in excess of $120,000 annually.

In March 2013, Goldman Sachs & Co. (“GS”) received fees of $1,000,000 in connection with the March 2013 amendment to our senior secured credit agreement.

Effective February 16, 2007, we entered into a three-year participation agreement with one-year renewal terms (“participation agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as our exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, we must purchase 80% of the requirements of our participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG, which for 2013 was $6,398,000, or CPG may terminate the contract. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the participation agreement to an affiliate of Blackstone, with whom Martin Brand, a member of our Boards of Directors, is affiliated and in which he may have an indirect pecuniary interest.

DIRECTOR INDEPENDENCE

SCC, SCCII and SunGard are privately-held corporations and therefore are not required to have independent directors. Our Sponsor Directors may not be considered independent because of their affiliations with funds which hold more than 5% equity interests in the Parent Companies. Mr. Fradin is not an independent director because he is currently employed by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2012 and 2013, and fees for other services rendered by PricewaterhouseCoopers LLP for 2012 and 2013.

Fees	2012	2013
Audit fees (1)	$7,631,000	$7,123,000
Audit-related fees (2)	3,516,000	5,954,000
Tax fees (3)	870,000	710,000
All other fees (4)	101,000	21,000

Total Fees	$12,118,000	$13,808,000

(1)	In 2012, consists of services rendered in connection with the audit of our annual financial statements ($4,190,000), other SEC filings ($146,000) and certain broker/dealer audits and statutory audits ($3,295,000). In 2013, consists of services rendered in connection with the audit of our annual financial statements ($3,900,000), other SEC filings ($72,000) and certain broker/dealer audits and statutory audits ($3,151,000).
(2)	Consists of Statement on Standards for Attestation Engagements (SSAE) No. 16 data center audit fees, transaction due diligence fees, savings plan audits and special audits.
(3)	Consists of worldwide tax services primarily related to income tax return preparation and related matters.
(4)	Consists of other IT-related services and accounting research software fees.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by our independent registered public accounting firm. The policies and procedures provide that management and our independent registered public accounting firm jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the annual plan on a case-by-case basis. For each proposed service, management must provide a detailed description of the service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and our independent registered public accounting firm to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

The Audit Committee may delegate pre-approval authority for audit and non-audit services to one or more of its members, who can pre-approve services up to a maximum fee of $50,000. Any such pre-approved service must be reported to the Audit Committee at the next scheduled quarterly meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this Report or are filed with this Report are listed in the LIST OF EXHIBITS following the signature page of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II SUNGARD DATA SYSTEMS INC.

Date: March 21, 2014	By:	/s/ RUSSELL P. FRADIN
Russell P. Fradin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ RUSSELL P. FRADIN Russell P. Fradin	President, Chief Executive Officer and Director (principal executive officer)	March 21, 2014

/s/ CHARLES J. NERAL Charles J. Neral	Senior Vice President-Finance and Chief Financial Officer (principal financial officer)	March 21, 2014

/S/ CHRISTOPHER P. BREAKIRON Christopher P. Breakiron	Vice President and Chief Accounting Officer (principal accounting officer)	March 21, 2014

/s/ MARTIN BRAND Martin Brand	Director	March 21, 2014

/s/ CHRISTOPHER GORDON Christopher Gordon	Director	March 21, 2014

/S/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 21, 2014

/S/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 21, 2014

/S/ JOHN MARREN John Marren	Director	March 21, 2014

/S/ SANJEEV MEHRA Sanjeev Mehra	Director	March 21, 2014

/s/ R. Davis Noell R. Davis Noell	Director	March 21, 2014

List of Exhibits

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
3.1	Amended and Restated Certificate of Incorporation of SunGard	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
3.2	Amended and Restated Bylaws of SunGard	Annual Report on Form 10-K for the fiscal year ended December 31, 2007			X
3.3	Second Amended and Restated Certificate of Incorporation of SunGard Capital Corp.	Current Report on Form 8-K dated November 7, 2012 and filed November 13, 2012	X	X	X
3.4	Amended and Restated Bylaws of SunGard Capital Corp.	SCC’s Registration Statement on Form 10-12G filed April 30, 2009	X
3.5	Second Amended and Restated Certificate of Incorporation of SunGard Capital Corp. II	Current Report on Form 8-K filed December 20, 2012	X	X	X
3.6	Amended and Restated Bylaws of SunGard Capital Corp. II	SCCII’s Registration Statement on Form 10-12G filed April 30, 2009		X
4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee	Annual Report on Form 10-K for the fiscal year ended December 31, 2003			X
4.2	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.375% Senior Notes	Current Report on Form 8-K filed November 16, 2010	X	X	X
4.3	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.625% Senior Notes	Current Report on Form 8-K filed November 16, 2010	X	X	X
4.4	Indenture, dated as of November 1, 2012, among SunGard Data Systems Inc., Guarantors named therein and the Bank of New York Mellon, as Trustee, governing the 6.625% Senior Subordinated Notes due 2019	Current Report on Form 8-K filed November 7, 2012	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
4.5	Registration Rights Agreement, dated as of November 1, 2012, among SunGard Data Systems Inc., Guarantors named therein and CitiGroup Global Markets Inc. as Representative for the Initial Purchasers and Goldman, Sachs & Co. relating to the 6.625% Senior Subordinated Notes due 2019	Current Report on Form 8-K filed November 7, 2012	X	X	X
10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”)	Annual Report on Form 10-K for the fiscal year ended December 31, 1992			000- 14232
10.2	Amendment to 401 Lease, dated October 9, 1995	Annual Report on Form 10-K for the fiscal year ended December 31, 1995			000- 14232
10.3	Amendment to 401 Lease, dated December 23, 1996	Annual Report on Form 10-K for the fiscal year ended December 31, 1996			000- 14232
10.4	Amendment to 401 Lease, dated March 1997	Annual Report on Form 10-K for the fiscal year ended December 31, 1997			X
10.5	Amendment to 401 Lease, dated December 18, 1997	Annual Report on Form 10-K for the fiscal year ended December 31, 1997			X
10.6	Amendment to 401 Lease, dated June 9, 1999	Annual Report on Form 10-K for the fiscal year ended December 31, 1999			X
10.7	Amendment to 401 Lease, dated June 29, 2000	Annual Report on Form 10-K for the fiscal year ended December 31, 2000			X
10.8	Amendment to 401 Lease, dated March 31, 2006	Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006			X
10.9†	Lease, effective January 1, 2010 and dated November 20, 2009, between SunGard and Callowhill Management, Inc. relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania	Annual Report on Form 10-K for the fiscal year ended December 31, 2009	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.10	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey)	Annual Report on Form 10-K for the fiscal year ended December 31, 2001			X
10.11	Amended and Restated Lease Agreement, dated November 23, 2009, by and between Russo Family Limited Partnership, L.P. and SunGard relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey	Annual Report on Form 10-K for the fiscal year ended December 31, 2009	X	X	X
10.12	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”)	Annual Report on Form 10-K for the fiscal year ended December 31, 2002			X
10.13	Amendment to 760 Washington Lease, dated May 16, 2003	Annual Report on Form 10-K for the fiscal year ended December 31, 2003			X
10.14	Amended and Restated Lease Agreement, dated November 23, 2009, by and between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey	Annual Report on Form 10-K for the fiscal year ended December 31, 2009	X	X	X
10.15	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (“410 Commerce Boulevard Lease”)	Annual Report on Form 10-K for the fiscal year ended December 31, 2004			X
10.16	Amendment to 410 Commerce Boulevard Lease, dated November 23, 2009	Annual Report on Form 10-K for the fiscal year ended December 31, 2009	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.17	Amended and Restated Credit Agreement, dated as of August 11, 2005, as amended by the Seventh Amendment and Restatement Agreement dated as of February 7, 2014, among SunGard Data Systems Inc., SunGard Holdco LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	Current Report on Form 8-K filed February 13, 2014	X	X	X
10.18	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.19	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.20	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.21	Second Amended and Restated Credit and Security Agreement, dated as of December 19, 2012, by and among SunGard AR Financing LLC as the Borrower, the financial institutions party thereto from time to time as the Lenders, and General Electric Capital Corporation as a Lender, Swing Line Lender and Administrative Agent	Current Report on Form 8-K filed December 20, 2012	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.22	Receivables Sale Agreement, dated as of March 27, 2009, by and among each of the persons signatory thereto from time to time as Sellers, SunGard AR Financing LLC as the Buyer, and SunGard Data Systems Inc., as the Seller Agent	Current Report on Form 8-K filed April 2, 2009			X
10.23	Seller Support Agreement, dated as of March 27, 2009, by SunGard Data Systems Inc., in favor of SunGard AR Financing LLC	Current Report on Form 8-K filed April 2, 2009			X
10.24*	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.25*	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.26*	Employment Agreement between Andrew Stern and SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, effective as of June 1, 2010 and forms of initial equity awards granted to Andrew Stern on June 21, 2010 included as Exhibits A and B	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010	X	X	X
10.27*†	Employment Agreement by and among Russell Fradin, SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, dated May 13, 2011 and effective as of May 31, 2011	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	X	X	X
10.28*	Employment Agreement by and between SunGard Data Systems Inc. and Charles Neral effective as of July 2, 2012	Current Report on Form 8-K filed June 14, 2012	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.29*	Employment Agreement between Regina Brab and SunGard Data Systems Inc., dated and effective as of January 30, 2013	Annual Report on Form 10-K for the fiscal year ended December 31, 2012	X	X	X
10.30*	SunGard 2005 Management Incentive Plan as Amended and Restated February 13, 2013	Annual Report on Form 10-K for the fiscal year ended December 31, 2012	X	X	X
10.31*	SunGard Dividend Rights Plan as Amended September 6, 2007	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007			X
10.32*	Forms of Rollover Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.33*	Forms of Time-Based Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.34*	Forms of Performance-Based Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005			X
10.35*	Forms of Time-Based Restricted Stock Unit Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007			X
10.36*	Forms of Performance-Based Restricted Stock Unit Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007			X
10.37*	Forms of Time-Based Class A Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007			X
10.38*	Forms of Performance-Based Class A Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007			X
10.39*	Form of Amendment to the Performance-Based Stock Option Award Agreements	Schedule TO of SCC and SCCII, each filed August 13, 2009	005- 84880	005- 84881
10.40*	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements	Schedule TO of SCC and SCCII, each filed August 13, 2009	005- 84880	005- 84881
10.41*	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements	Schedule TO of SCC and SCC II, each filed August 13, 2009
10.42*	Forms of Amendment to Senior Management Performance-Based Stock Option Award Agreements	Current Report on Form 8-K filed December 3, 2009	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.43*	Form of Amendment to Senior Management Performance-Based Class A Stock Option Award Agreement	Current Report on Form 8-K dated November 30, 2009 and filed December 3, 2009	X	X	X
10.44*	Form of Amendment to Senior Management Performance-Based Restricted Stock Unit Award Agreement	Current Report on Form 8-K filed December 3, 2009	X	X	X
10.45*	Forms of 2009 Senior Management Performance-Based Restricted Stock Unit Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009	X	X	X
10.46*	Forms of 2009 Senior Management Performance-Based Class A Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009	X	X	X
10.47*	Form of 2009 Senior Management Time-Based Restricted Stock Unit Award Agreement	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009	X	X	X
10.48*	Form of 2009 Senior Management Time-Based Class A Stock Option Award Agreement	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009	X	X	X
10.49*	Forms of May 2010 Performance-Based Restricted Stock Unit Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010	X	X	X
10.50*	Forms of May 2010 Performance-Based Class A Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010	X	X	X
10.51*	Forms of May 2010 Time-Based Restricted Stock Unit Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010	X	X	X
10.52*	Forms of May 2010 Time-Based Class A Stock Option Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010	X	X	X
10.53*	Forms of June 25, 2010 Amendment to the Performance-Based Equity Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010	X	X	X
10.54*	Form of June 2011 Time-Based Restricted Stock Unit Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011
10.55*	Form of June 2011 Performance-Based Restricted Stock Unit Award Agreements	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	X	X	X
10.56*	Time-Based Restricted Stock Unit Award Agreement dated July 2, 2012 granted to Charles Neral	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.57*	Time-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012	X	X	X
10.58*	Performance-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012	X	X	X
10.59*	Form of November 2012 Time-Based Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the fiscal year ended December 31, 2012	X	X	X
10.60*	Form of November 2012 Performance-Based Restricted Stock Unit Award Agreement	Annual Report on Form 10-K for the fiscal year ended December 31, 2012	X	X	X
10.61*	Form of June 2013 Performance-Based Appreciation Unit Award Agreement	Current Report on Form 8-K filed June 14, 2013	X	X	X
10.62*	Form of June 2013 Time-Based Appreciation Unit Award Agreement	Current Report on Form 8-K filed June 14, 2013	X	X	X
10.63*	SunGard Annual Incentive Compensation Plan As Amended and Restated on November 15, 2012	Annual Report on Form 10-K for the fiscal year ended December 31, 2012
10.64	Form of Indemnification Agreement between SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain officers of SunGard Data Systems Inc.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005	X	X	X
10.65	Amended and Restated Stockholders Agreement, dated as of November 7, 2012, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, SunGard Data Systems Inc. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II	Current Report on Form 8-K filed November 13, 2012	X	X	X
10.66	Amended and Restated Participation, Registration Rights and Coordination Agreement, dated as of November 7, 2012, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, SunGard Data Systems Inc. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II	Current Report on Form 8-K filed November 13, 2012	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.67	Amended and Restated Principal Investor Agreement, dated as of November 7, 2012, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, SunGard Data Systems Inc. and the Principal Investors	Current Report on Form 8-K filed November 13, 2012	X	X	X
10.68	Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P.	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005	X	X	X
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrants					X
23.1	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements					X
31.1	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Charles J. Neral, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002					X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
32.2	Certification of Charles J. Neral, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Section 13(r) Disclosure of Certain Sponsors					X
101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2012 and 2013 and (v) Notes to Consolidated Financial Statements.					X

†	Portions of this exhibit have been omitted in accordance with an order granting confidential treatment.

*	Management contract or compensatory plan or arrangement.