Form 10-Q
period 2014-03-31
SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II; SUNGARD DATA SYSTEMS INC
filed 2014-05-15
CIK 1337272, 1337274, 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

SunGard Capital Corp.	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☒.	Smaller reporting company	☐.
SunGard Capital Corp. II	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☒.	Smaller reporting company	☐.
SunGard Data Systems Inc.	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☒.	Smaller reporting company	☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes	☐	No	☒
SunGard Capital Corp. II	Yes	☐	No	☒
SunGard Data Systems Inc.	Yes	☐	No	☒

The number of shares of the registrants’ common stock outstanding as of March 31, 2014:

SunGard Capital Corp.	257,018,384 shares of Class A common stock and 28,557,596 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	March 31, 2014
Assets
Current:
Cash and cash equivalents	$675	$355
Trade receivables, less allowance for doubtful accounts of $17 and $18	565	451
Earned but unbilled receivables	92	98
Prepaid expenses and other current assets	127	141
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,045

Property and equipment, less accumulated depreciation of $376 and $386	152	149
Software products, less accumulated amortization of $1,644 and $1,678	270	249
Customer base, less accumulated amortization of $486 and $500	421	405
Other assets, less accumulated amortization of $21 and $21	113	105
Trade name	1,019	672
Goodwill	3,828	3,827

Total Assets	$9,778	$6,452

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	9
Accrued compensation and benefits	245	157
Accrued interest expense	40	68
Other accrued expenses	129	111
Deferred revenue	589	592
Liabilities of discontinued operations	799	—

Total current liabilities	2,100	939

Long-term debt	6,094	4,669
Deferred and other income taxes	746	657
Other long-term liabilities	39	37

Total liabilities	8,979	6,302

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	42	28
Class L common stock subject to a put option	58	49
Class A common stock subject to a put option	4	3

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $7,040 million and $7,278 million; 50,000,000 shares authorized, 29,062,421 and 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,565,118 and 261,565,118 shares issued	—	—
Capital in excess of par value	2,482	2,673
Treasury stock, 528,709 and 504,825 shares of Class L common stock; and 4,761,694 and 4,546,734 shares of Class A common stock	(47)	(44)
Accumulated deficit	(3,497)	(3,883)
Accumulated other comprehensive income (loss)	16	(41)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(1,046)	(1,295)
Noncontrolling interest in preferred stock of SCCII	1,741	1,365

Total equity	695	70

Total Liabilities and Equity	$9,778	$6,452

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenue:
Services	$598	$601
License and resale fees	33	44

Total products and services	631	645
Reimbursed expenses	8	8

Total revenue	639	653

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	261	263
Sales, marketing and administration	155	170
Product development and maintenance	108	103
Depreciation	24	24
Amortization of acquisition-related intangible assets	48	43
Trade name impairment charges	—	339

Total costs and expenses	596	942

Operating income (loss)	43	(289)
Interest expense and amortization of deferred financing fees	(90)	(74)
Loss on extinguishment of debt	(5)	(61)

Income (loss) from continuing operations before income taxes	(52)	(424)
Benefit from (provision for) income taxes	17	101

Income (loss) from continuing operations	(35)	(323)
Income (loss) from discontinued operations, net of tax	(12)	(17)

Net income (loss)	(47)	(340)
(Income) attributable to the noncontrolling interest	(25)	(50)

Net income (loss) attributable to SunGard Capital Corp.	(72)	(390)

Other comprehensive income (loss):
Foreign currency translation, net	(46)	(60)
Unrealized gain (loss) on derivative instruments, net of tax	2	3

Other comprehensive income (loss), net of tax	(44)	(57)

Comprehensive income (loss)	(91)	(397)
Comprehensive income (loss) attributable to the noncontrolling interest	(25)	(50)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(116)	$(447)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flow from operations:
Net income (loss)	$(47)	$(340)
Income (loss) from discontinued operations	(12)	(17)

Income (loss) from continuing operations	(35)	(323)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	72	67
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(7)	(83)
Stock compensation expense	9	9
Amortization of deferred financing costs and debt discount	16	7
Loss on extinguishment of debt	5	61
Changes in working capital:
Accounts receivable and other current assets	119	113
Accounts payable and accrued expenses	(70)	(106)
Deferred revenue	(2)	2

Cash flow from (used in) continuing operations	107	86
Cash flow from (used in) discontinued operations	71	36

Cash flow from (used in) operations	178	122

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	—
Cash paid for property and equipment, and software	(24)	(28)
Other investing activities	1	—

Cash provided by (used in) continuing operations	(24)	(28)
Cash provided by (used in) discontinued operations	(22)	5

Cash provided by (used in) investment activities	(46)	(23)

Financing activities:
Cash received from borrowings, net of fees	2,174	(6)
Cash used to repay debt	(2,301)	(1,324)
Cash used to purchase treasury stock	(3)	(4)
Other financing activities	(2)	(4)

Cash provided by (used in) continuing operations	(132)	(1,338)
Cash provided by (used in) discontinued operations	(1)	887

Cash provided by (used in) financing activities	(133)	(451)

Effect of exchange rate changes on cash	(8)	1

Increase (decrease) in cash and cash equivalents	(9)	(351)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $35; 2014, $-	$537	$355

Supplemental information:

Interest paid	$49	$58

Income taxes paid, net of refunds of $1 million, $12 million, respectively	$29	$4

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$223

Receipt of SpinCo Notes in connection with the split-off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	March 31, 2014
Assets
Current:
Cash and cash equivalents	$675	$355
Trade receivables, less allowance for doubtful accounts of $17 and $18	565	451
Earned but unbilled receivables	92	98
Prepaid expenses and other current assets	127	141
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,045

Property and equipment, less accumulated depreciation of $376 and $386	152	149
Software products, less accumulated amortization of $1,644 and $1,678	270	249
Customer base, less accumulated amortization of $486 and $500	421	405
Other assets, less accumulated amortization of $21 and $21	113	105
Trade name	1,019	672
Goodwill	3,828	3,827

Total Assets	$9,778	$6,452

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	9
Accrued compensation and benefits	245	157
Accrued interest expense	40	68
Other accrued expenses	128	110
Deferred revenue	589	592
Liabilities of discontinued operations	799	—

Total current liabilities	2,099	938

Long-term debt	6,094	4,669
Deferred and other income taxes	746	657
Other long-term liabilities	22	24

Total liabilities	8,961	6,288

Commitments and contingencies

Preferred stock subject to a put option	37	25

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,752 million and $1,372 million; 14,999,000 shares authorized, 10,060,069 and 10,060,069 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,501	3,510
Treasury stock, 183,014 and 2,532,812 shares	(29)	(286)
Accumulated deficit	(2,708)	(3,044)
Accumulated other comprehensive income (loss)	16	(41)

Total stockholders’ equity	780	139

Total Liabilities and Stockholders’ Equity	$9,778	$6,452

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenue:
Services	$598	$601
License and resale fees	33	44

Total products and services	631	645
Reimbursed expenses	8	8

Total revenue	639	653

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	261	263
Sales, marketing and administration	155	170
Product development and maintenance	108	103
Depreciation	24	24
Amortization of acquisition-related intangible assets	48	43
Trade name impairment charges	—	339

Total costs and expenses	596	942

Operating income (loss)	43	(289)
Interest expense and amortization of deferred financing fees	(90)	(74)
Loss on extinguishment of debt	(5)	(61)

Income (loss) from continuing operations before income taxes	(52)	(424)
Benefit from (provision for) income taxes	17	101

Income (loss) from continuing operations	(35)	(323)
Income (loss) from discontinued operations, net of tax	(12)	(17)

Net income (loss)	(47)	(340)

Other comprehensive income (loss):
Foreign currency translation, net	(46)	(60)
Unrealized gain (loss) on derivative instruments, net of tax	2	3

Comprehensive income (loss)	$(91)	$(397)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flow from operations:
Net income (loss)	$(47)	$(340)
Income (loss) from discontinued operations	(12)	(17)

Income (loss) from continuing operations	(35)	(323)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	72	67
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(7)	(83)
Stock compensation expense	9	9
Amortization of deferred financing costs and debt discount	16	7
Loss on extinguishment of debt	5	61
Changes in working capital:
Accounts receivable and other current assets	119	113
Accounts payable and accrued expenses	(69)	(106)
Deferred revenue	(2)	2

Cash flow from (used in) continuing operations	108	86
Cash flow from (used in) discontinued operations	71	36

Cash flow from (used in) operations	179	122

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	—
Cash paid for property and equipment, and software	(24)	(28)
Other investing activities	1	—

Cash provided by (used in) continuing operations	(24)	(28)
Cash provided by (used in) discontinued operations	(22)	5

Cash provided by (used in) investment activities	(46)	(23)

Financing activities:
Cash received from borrowings, net of fees	2,174	(6)
Cash used to repay debt	(2,301)	(1,324)
Cash used to purchase treasury stock	(1)	(2)
Other financing activities	(5)	(6)

Cash provided by (used in) continuing operations	(133)	(1,338)
Cash provided by (used in) discontinued operations	(1)	887

Cash provided by (used in) financing activities	(134)	(451)

Effect of exchange rate changes on cash	(8)	1

Increase (decrease) in cash and cash equivalents	(9)	(351)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $35; 2014, $-	$537	$355

Supplemental information:

Interest paid	$49	$58

Income taxes paid, net of refunds of $1 million, $12 million, respectively	$29	$4

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$223

Receipt of SpinCo Notes in connection with the split-off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31,	March 31,
	2013	2014
Assets
Current:
Cash and cash equivalents	$675	$355
Trade receivables, less allowance for doubtful accounts of $17 and $18	565	451
Earned but unbilled receivables	92	98
Prepaid expenses and other current assets	123	138
Assets of discontinued operations	2,516	—

Total current assets	3,971	1,042

Property and equipment, less accumulated depreciation of $376 and $386	152	149
Software products, less accumulated amortization of $1,644 and $1,678	270	249
Customer base, less accumulated amortization of $486 and $500	421	405
Other assets, less accumulated amortization of $21 and $21	113	105
Trade name	1,019	672
Goodwill	3,828	3,827

Total Assets	$9,774	$6,449

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	9
Accrued compensation and benefits	245	157
Accrued interest expense	40	68
Other accrued expenses	127	109
Deferred revenue	589	592
Liabilities of discontinued operations	799	—

Total current liabilities	2,098	937

Long-term debt	6,094	4,669
Deferred and other income taxes	739	650
Other long-term liabilities	22	24

Total liabilities	8,953	6,280

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,513	3,370
Accumulated deficit	(2,708)	(3,160)
Accumulated other comprehensive income (loss)	16	(41)

Total stockholder’s equity	821	169

Total Liabilities and Stockholder’s Equity	$9,774	$6,449

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenue:
Services	$598	$601
License and resale fees	33	44

Total products and services	631	645
Reimbursed expenses	8	8

Total revenue	639	653

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	261	263
Sales, marketing and administration	155	170
Product development and maintenance	108	103
Depreciation	24	24
Amortization of acquisition-related intangible assets	48	43
Trade name impairment charges	—	339

Total costs and expenses	596	942

Operating income (loss)	43	(289)
Interest expense and amortization of deferred financing fees	(90)	(74)
Loss on extinguishment of debt	(5)	(61)

Income (loss) from continuing operations before income taxes	(52)	(424)
Benefit from (provision for) income taxes	17	101

Income (loss) from continuing operations	(35)	(323)
Income (loss) from discontinued operations, net of tax	(12)	(17)

Net income (loss)	(47)	(340)

Other comprehensive income (loss):
Foreign currency translation, net	(46)	(60)
Unrealized gain (loss) on derivative instruments, net of tax	2	3

Comprehensive income (loss)	$(91)	$(397)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Cash flow from operations:
Net income (loss)	$(47)	$(340)
Income (loss) from discontinued operations	(12)	(17)

Income (loss) from continuing operations	(35)	(323)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	72	67
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(7)	(83)
Stock compensation expense	9	9
Amortization of deferred financing costs and debt discount	16	7
Loss on extinguishment of debt	5	61
Changes in working capital:
Accounts receivable and other current assets	119	113
Accounts payable and accrued expenses	(69)	(106)
Deferred revenue	(2)	2

Cash flow from (used in) continuing operations	108	86
Cash flow from (used in) discontinued operations	71	36

Cash flow from (used in) operations	179	122

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	—
Cash paid for property and equipment, and software	(24)	(28)
Other investing activities	1	—

Cash provided by (used in) continuing operations	(24)	(28)
Cash provided by (used in) discontinued operations	(22)	5

Cash provided by (used in) investment activities	(46)	(23)

Financing activities:
Cash received from borrowings, net of fees	2,174	(6)
Cash used to repay debt	(2,301)	(1,324)
Other financing activities	(6)	(8)

Cash provided by (used in) continuing operations	(133)	(1,338)
Cash provided by (used in) discontinued operations	(1)	887

Cash provided by (used in) financing activities	(134)	(451)

Effect of exchange rate changes on cash	(8)	1

Increase (decrease) in cash and cash equivalents	(9)	(351)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $35; 2014, $-	$537	$355

Supplemental information:

Interest paid	$49	$58

Income taxes paid, net of refunds of $1 million, $12 million, respectively	$29	$4

Non-cash Financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$227

Receipt of SpinCo Notes in connection with the split-off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

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

On March 31, 2014, SunGard completed its previously announced split-off of its Availability Services (“AS”) business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis. As a result, the assets and liabilities of the AS business were contributed to a new subsidiary, and then SunGard transferred all of its ownership interests in that subsidiary to Sungard Availability Services Capital, Inc. (“SpinCo”) in exchange for common stock of SpinCo, approximately $425 million of SpinCo senior notes, and $1,005 million of net cash proceeds from the issuance of an AS term loan facility (“SpinCo Term Loan”). Immediately after these transactions, SunGard distributed the common stock of SpinCo through SunGard’s ownership chain ultimately to SCCII, and then all shareholders of preferred stock of SCCII exchanged a portion of their shares of preferred stock for all of the shares of common stock of SpinCo on a pro-rata basis. As a result, the preferred shareholders of SCCII own 100% of the common stock of SpinCo, which is a separate, independent company. The distribution of AS’ net assets in connection with the split-off was based on the recorded amount of the net assets and did not result in a gain or loss upon disposal in the consolidated financial statements.

The AS business, as well as two small businesses within the Financial Systems (“FS”) segment which were sold on January 31, 2014, have been included in our financial results as discontinued operations for all periods presented.

SunGard is one of the world’s leading software and technology services companies and has two reportable segments: FS and Public Sector & Education (“PS&E”). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

As discussed in Note 2, the presentation of certain prior-year amounts has been reclassified to conform to the current-year presentation.

Recent Accounting Pronouncements

Recently Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in Foreign Entity.” This new guidance clarified that when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business, the parent should only release the related cumulative translation adjustment (“CTA”) into net income if the deconsolidation or derecognition results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. The adoption of ASU 2013-05 on January 1, 2014 did not have an impact on our consolidated financial statements as we have historically accounted for the removal of CTA related to sales of non-U.S. entities consistent with this new guidance.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice in the presentation of unrecognized tax benefits in those instances. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction deferred tax assets for net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority to the extent such deferred tax assets are available. If this criteria does not apply or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax assets for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on the consolidated financial statements.

Recently Issued

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The adoption of ASU 2014-08 on January 1, 2015 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Expense Classification:

Effective January 1, 2014, within the Consolidated Statements of Comprehensive Income (Loss), the Company changed its presentation of facilities and information technology-related expenses that are not directly associated with the delivery of its products and services. Formerly, the Company presented these expenses within sales, marketing and administration expense. The Company’s new method for presenting facilities and information technology-related expenses includes allocating these items to all of our functional areas, which the Company considers a better presentation as it more accurately reflects the actual cost of these functions. The presentation of prior year amounts in the consolidated financial statements has been reclassified to conform to the current year presentation. There was no impact on total reported costs and expenses for any period as a result of the change.

The impact of this change within the functional areas, including the impact of discontinued operations, is as follows for the three months ended March 31, 2013 (in millions):

	Three Months Ended March 31, 2013
	As reported	Impact of discontinued operations	As reported - adjusted for discontinued operations	As reclassified	Change
Cost of sales and direct operating (excluding depreciation)	$437	$(190)	$247	$261	$14
Sales, marketing and administration	242	(61)	181	155	(26)
Product development and maintenance	100	(4)	96	108	12

Total functional expenses	$779	$(255)	$524	$524	$—

3. Discontinued Operations:

On January 31, 2014, the Company completed the sale of two small businesses within the FS segment in exchange for €27 million paid at closing, €9 million to be paid no later than March 2016 (“deferred purchase price”) and €2 million to be paid upon the successful assignment of certain customer contracts. The deferred purchase price is unconditional and is secured by a bank guarantee.

On March 31, 2014, SunGard completed the split-off of its AS business on a tax-free basis to its existing stockholders, including its private equity owners. These businesses have been included in our financial results as discontinued operations for all periods presented.

Please refer to Note 1 for additional information concerning discontinued operations.

The results for discontinued operations for the three months ended March 31, 2013 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2013	2014
Revenue	$356	$338

Operating income (loss)	13	(26)
Interest expense	(18)	(18)
Gain (loss) on sale of business	1	23

Income (loss) before income taxes	(4)	(21)
Benefit from (provision for) income taxes	(8)	4

Income (loss) from discontinued operations	$(12)	$(17)

Assets of discontinued operations and liabilities of discontinued operations consisted of the following at December 31, 2013 (in millions):

December 31,
2013
Cash and cash equivalents	$31
Trade receivable, net	227
Prepaid expenses and other current assets	70
Property and equipment, net	669
Software products, net	40
Customer base, net	734
Other	10
Goodwill	735

Assets of discontinued operations	$2,516

Accounts Payable	$47
Accrued compensation and benefits	45
Other accrued expenses	78
Deferred revenue	260
Current Portion of Long-term Debt	2
Long-term Debt	5
Deferred Income Taxes	282
Other Long-term liabilities	80

Liabilities of discontinued operations	$799

4. Intangible Assets and Goodwill:

Trade Name

The trade name intangible asset represents the value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The split-off of the AS business triggered an interim impairment test of the carrying value of the SunGard trade name as of March 31, 2014 due to changes in how the trade name is being used following the split-off. The Company utilized an income approach known as the relief-from-royalty method to determine the fair value of the SunGard trade name. Under this method, a royalty rate was applied to SunGard’s projected revenues to determine the annual cash savings attributable to ownership of the trade name. This amount was then tax-effected and discounted to present value to ultimately arrive at the estimated fair value of the trade name.

The Company developed certain assumptions and estimates related to the calculation of fair value of its trade name. The fair value assumptions and estimates primarily included projections of future revenues, a royalty rate, a tax rate, and a discount rate. The loss of projected AS revenues due to the split-off had a significant negative impact on the results of the trade name valuation. Based on the results of the impairment test, the fair value of the trade name was determined to be lower than its carrying value and resulted in a $339 million impairment of the trade name as of March 31, 2014.

In addition to future revenue projections, the assumed royalty rate and discount rate are critical assumptions considered in the trade name impairment test. Excluding any changes to future revenue projections or other assumptions, a 50 basis point decrease in the assumed royalty rate would have resulted in an additional impairment of the trade name asset of approximately $133 million (a 100 basis point decrease would result in an additional impairment of approximately $265 million). A 50 basis point increase in the discount rate would result in an additional impairment of the trade name asset of approximately $14 million (a 100 basis point increase would result in an additional impairment of approximately $28 million). Furthermore, to the extent that projected revenues decline in the future, the revenue supporting the trade name will decline, which may result in impairment charges.

In connection with the split-off, SunGard and AS agreed to a two-year royalty-free period for AS’ limited use of the trade name, after which it will pay a pre-determined royalty rate based on its annual revenue for a specified number of years. As of March 31, 2014, SunGard transferred an $8 million “right-to-use” asset representing the value of AS’ limited right to use the “SunGard” trade name during the royalty-free period.

The following table summarizes changes in the value of the trade name for the three months ended March 31, 2014 (in millions):

Trade name, net
Balance at December 31, 2013	$1,019
Transfer limited “right to use” trade name asset to AS	(8)
Trade name impairment	(339)

Balance at March 31, 2014	$672

Goodwill

The following table summarizes the changes in goodwill by segment for the three months ended March 31, 2014 (in millions) and does not include any amounts related to the AS business, which is reflected as discontinued operations for all periods presented:

	Cost			Accumulated impairment
	FS	PS&E	Subtotal	PS&E	Subtotal	Total
Balance at December 31, 2013	$3,501	$544	$4,045	$(217)	$(217)	$3,828
Adjustments related to the LBO and prior year acquisitions	(1)	(1)	(2)	—	—	(2)
Effect of foreign currency translation	1	—	1	—	—	1

Balance at March 31, 2014	$3,501	$543	$4,044	$(217)	$(217)	$3,827

Intangible Asset amortization

The total expected amortization of acquisition-related intangible assets for years ended December 31 is as follows (in millions):

2014	$134
2015	82
2016	66
2017	58
2018	54

5. Accumulated Other Comprehensive Income:

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the three months ended March 31, 2013 and 2014 (in millions):

	Three months ended March 31,
Other Comprehensive Income Components	2013	2014	Affected Line Item in the Statement of Comprehensive Income (Loss) for Components Reclassified from OCI
Unrealized gain (loss) on derivative instruments	$1	$2

Loss (gain) on derivatives reclassified into income:
Interest rate contracts	3	2	Interest expense and amortization of deferred financing fees
Forward currency hedges	(1)	(1)	Cost of sales and direct operating

Total reclassified into income	2	1
Income tax benefit (expense)	(1)	—

Amounts reclassified from accumulated other comprehensive income net of tax	1	1

Unrealized gain (loss) on derivative instruments, net of tax	$2	$3

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014 (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$4	$15	$(3)	$16

Other comprehensive income before reclassifications	2	22	—	24
Split-off of AS from SunGard	—	(82)	—	(82)
Amounts reclassified from accumulated other comprehensive income, net of tax	1	—	—	1

Net current-period other comprehensive income (loss)	3	(60)	—	(57)

Balance at March 31, 2014	$7	$(45)	$(3)	$(41)

6. Debt and Derivatives:

On January 15, 2014, SunGard paid $250 million to retire the Senior Secured Notes due 2014. On January 31, 2014, SunGard removed AS as a participant in its secured accounts receivable facility and repaid $60 million of the term loan.

On February 7, 2014, SunGard amended and restated is Credit Agreement (the “Seventh Amendment”). Most notably, the Seventh Amendment:

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

On February 28, 2014, SunGard repaid at maturity the remaining $7 million Tranche A term loan under the Senior Secured Credit Facilities.

On March 31, 2014, SunGard used the $1,005 million net cash proceeds from the issuance of the SpinCo Term Loan to repay approximately $27 million of its tranche C term loan, $713 million of its tranche D term loan and $265 million of its tranche E term loan. SunGard also exchanged the SpinCo Notes with an aggregate principal amount of approximately $425 million for an aggregate principal amount of approximately $389 million of existing SunGard 7  3⁄8% senior notes due 2018 (“SunGard Notes”) which were then retired. The retirement of the SunGard Notes resulted in a $36 million loss on extinguishment of debt during the three months ended March 31, 2014. In addition, SunGard wrote-off approximately $25 million of capitalized deferred financing fees resulting from the repayment or retirement of debt during the three months ended March 31, 2014.

Debt consisted of the following for continuing operations (in millions):

	December 31, 2013	March 31, 2014
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7	—
Tranche C due February 28, 2017, effective interest rate of 4.41% and 4.44%	427	400
Tranche D due January 31, 2020, effective interest rate of 4.50%	713	—
Tranche E due March 8, 2020, effective interest rate of 4.10% and 4.31%	2,183	1,918

Total Senior Secured Credit Facilities	3,330	2,318
Senior Secured Notes due 2014 at 4.875%	250	—
Senior Notes due 2018 at 7.375%	900	511
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured accounts receivable facility, at 3.67% and 3.66%	200	140
Other, primarily foreign bank debt, acquisition purchase price and capital lease obligations	4	2

Total debt	6,384	4,671
Short-term borrowings and current portion of long-term debt	(290)	(2)

Long-term debt	$6,094	$4,669

Future Maturities

At March 31, 2014, the contractual future maturities of debt are as follows (in millions):

Contractual
2014	$2
2015	—
2016	—
2017	540
2018	511
Thereafter	3,618

$4,671

SunGard uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each swap agreement is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At March 31, 2014, one-month and three-month LIBOR were 0.15% and 0.23%, respectively. The net receipt or payment from the interest rate swap agreements is included in the Consolidated Statements of Comprehensive Income (Loss) as interest expense. The interest rates in the components of the debt table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at March 31, 2014 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February 2014	March 2020	300	2.27%	3-Month

		$900	1.52%

The fair values of interest rate swaps designated as cash flow hedging instruments are $4 million at each of December 31, 2013 and March 31, 2014 and are included in other assets.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $8 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at March 31, 2014.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2014 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$83	$—	$—	$83
Interest rate swap agreements	Other assets	—	4	—	4
Currency forward contracts	Prepaid expenses and other current assets	—	4	—	4

Total		$83	$8	$—	$91

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in millions):
		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Money market funds	Cash and cash equivalents	$407	$—	$—	$407
Interest rate swap agreements	Other assets	—	4	—	4
Currency forward contracts	Prepaid expenses and other current assets	—	2	—	2

Total		$407	$6	$—	$413

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Money market funds are recognized and measured at fair value in the Company’s financial statements. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts.

Certain assets and liabilities are measured on a non-recurring basis. During the first quarter of 2014, the trade name was written down to a fair value of $672 million due to the recognition of a $339 million impairment charge, which was the result of the split-off of the AS business (see Note 4).

The fair value of the trade name is categorized as Level 3, a fair value measurement using significant unobservable inputs, and is estimated by discounted cash flows based on projected future revenues. This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at March 31, 2014 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3
Assets

Trade name	$—	$—	$672

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2013 and March 31, 2014 (in millions):

	December 31, 2013		March 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Floating rate debt	$3,530	$3,548	$2,458	$2,464
Fixed rate debt	2,862	3,024	2,213	2,370

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. Derivative financial instruments are recorded at fair value. The fair value of the Company’s floating rate and fixed rate long-term debt (Level 2) is determined using actual market quotes and benchmark yields received from independent vendors.

8. Equity:

On March 31, 2014, SunGard completed the split-off of its AS business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis. The following rollforwards of stockholders’ equity for SCC, SCCII, and SunGard and non-controlling interest for SCC are provided to illustrate the impact of the AS split-off on stockholders’ equity and non-controlling interest for the three months ended March 31, 2014.

On March 31, 2014, SCCII exchanged all of the common stock of SpinCo and received 2,358,065 shares of its preferred stock, which was recorded as treasury stock at the book value of the investment SCCII had in SpinCo.

Stock-based Compensation

As a result of the split-off, the proportion of preferred stock of SCCII included in each “Unit” of equity in the Parent Companies changed from 0.05 shares to 0.038 shares, while there was no change in the proportion of the Class A or Class L common stock of SCC. Accordingly, post-split, a “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.038 shares of preferred stock of SCCII.

Also on March 31, 2014, in conjunction with the exchange of preferred stock of SCCII for the common stock of SpinCo, SCC and SCCII amended all outstanding share-based awards to comply with the existing anti-dilution provisions in the SunGard 2005 Management Incentive Plan, as amended (the “Plan”), and respective share-based award agreements. The anti-dilution provisions require modification of the share-based awards in certain circumstances in order to prevent enlargement or dilution of benefits intended to be made available under the Plan.

To comply with the requirement of the Plan, all outstanding options and other long-term incentive equity awards were modified to (i) maintain the ratio of the exercise or base price to the fair market value of the stock prior to the modification and (ii) to increase the quantity granted to maintain the intrinsic value of the awards based on the new Unit price of SunGard and the new SpinCo share price, as applicable. In addition, all outstanding share-based awards were modified such that employees remaining with SunGard would hold awards in SunGard only and employees of AS would hold awards in SpinCo only. In order to achieve this result, all outstanding awards held by employees of AS were converted post-split into SpinCo awards. There was no incremental stock-based compensation expense as a result of these modifications.

A rollforward of SCC’s stockholders’ equity for the three months ended March 31, 2014 is as follows (in millions):

	SunGard Capital Corp. stockholders
			Permanent equity
	Class L - temporary equity	Class A - temporary equity	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Permanent equity
Balances at December 31, 2013	$58	$4	$2,482	$(47)	$(3,497)	$16	$(1,046)
Net income (loss)	—	—	—	—	(390)	—	(390)
Foreign currency translation	—	—	—	—	—	22	22
Net unrealized gain on derivative instruments	—	—	—	—	—	3	3
Stock compensation expense	—	—	11	—	—	—	11
Issuance of common and preferred stock	—	—	(3)	5	—	—	2
Purchase of treasury stock	—	—	—	(2)	—	—	(2)
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	—	171	—	4	(82)	93
Impact of modification of SunGard Awards	3	—	—	—	—	—	—
Impact of modification of AS Awards	(8)	—	13	—	—	—	13
Transfer intrinsic value of vested restricted stock units to temporary equity	3	—	(4)	—	—	—	(4)
Termination of put options due to employee terminations	(7)	(1)	7	—	—	—	7
Other	—	—	(4)	—	—	—	(4)

Balances at March 31, 2014	$49	$3	$2,673	$(44)	$(3,883)	$(41)	$(1,295)

A rollforward of SCC’s noncontrolling interest for the three months ended March 31, 2014 is as follows (in millions):

	Noncontrolling interest
	Temporary equity	Permanent equity	Total
Balances at December 31, 2013	$42	$1,741	$1,783
Net income (loss)	—	50	50
Issuance of common and preferred stock	(1)	—	(1)
Purchase of treasury stock	—	(2)	(2)
Impact of exchange of SpinCo common stock for SCCII preferred stock	(1)	(428)	(429)
Impact of modification of SunGard Awards	(4)	—	(4)
Impact of modification of AS Awards	(6)	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	2	—	2
Termination of put options due to employee terminations	(4)	4	—

Balances at March 31, 2014	$28	$1,365	$1,393

A rollforward of SCCII’s stockholders’ equity for the three months ended March 31, 2014 is as follows (in millions):

		Permanent equity
	Temporary equity	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total permanent equity
Balances at December 31, 2013	$37	$3,501	$(29)	$(2,708)	$16	$780
Net income (loss)	—	—	—	(340)	—	(340)
Foreign currency translation	—	—	—	—	22	22
Net unrealized gain on derivative instruments	—	—	—	—	3	3
Stock compensation expense	—	11	—	—	—	11
Issuance of preferred stock	—	(3)	3	—	—	—
Purchase of treasury stock	—	—	(2)	—	—	(2)
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	(4)	(258)	4	(82)	(340)
Impact of modification of SunGard Awards	(4)	4	—	—	—	4
Impact of modification of AS Awards	(6)	6	—	—	—	6
Transfer intrinsic value of vested restricted stock units to temporary equity	2	(2)	—	—	—	(2)
Termination of put options due to employee terminations	(4)	4	—	—	—	4
Other	—	(7)	—	—	—	(7)

Balances at March 31, 2014	$25	$3,510	$(286)	$(3,044)	$(41)	$139

A rollforward of SunGard’s stockholders’ equity for the three months ended March 31, 2014 is as follows (in millions):

	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balances at December 31, 2013	$3,513	$(2,708)	$16	$821
Net income (loss)	—	(340)	—	(340)
Foreign currency translation	—	—	22	22
Net unrealized gain on derivative instruments	—	—	3	3
Stock compensation expense	11	—	—	11
Distribute AS to parent	(146)	(112)	(82)	(340)
Other	(8)	—	—	(8)

Balances at March 31, 2014	$3,370	$(3,160)	$(41)	$169

A rollforward of SCC’s stockholders’ equity for the three months ended March 31, 2013 is as follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balances at December 31, 2012	$45	$5	$(961)	$(911)	$26	$1,575	$1,601
Net income (loss)	—	—	(72)	(72)	—	25	25
Foreign currency translation	—	—	(46)	(46)	—	—	—
Net unrealized gain on derivative instruments	—	—	2	2	—	—	—
Stock compensation expense	—	—	11	11	—	—	—
Purchase of treasury stock	—	—	(1)	(1)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units to temporary equity	7	—	(12)	(5)	5	—	5
Termination of put options due to employee terminations	(3)	—	3	—	(1)	2	1
Other	—	—	(2)	(2)	—	—	—

Balances at March 31, 2013	$49	$5	$(1,078)	$(1,024)	30	1,600	$1,630

9. Income Taxes:

The effective income tax rates for the three month periods ended March 31, 2014 and 2013 were 24% and 34%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. For the three months ended March 31, 2014, the benefit for income taxes includes a benefit of $138 million recorded as a discrete item related to the impairment of the trade name, an expense of $46 million recorded as a discrete item due to changes in certain state deferred tax rates, primarily driven by the change in the legal entity ownership of the trade name caused by the split-off of AS, and an expense of $9 million recorded as a discrete item to increase the valuation allowance on state net operating losses driven by the change in management’s judgment of their realizability due to the split-off of AS. In evaluating the realizability of deferred tax assets, management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

In connection with the split-off of AS, a Tax Sharing and Disaffiliation Agreement (the “Agreement”) was entered into on March 31, 2014 by the Company and entities comprising AS. Pursuant to the Agreement, the parties allocated responsibility for U.S. federal, state and local and foreign income and other taxes relating to taxable periods before and after the split-off, and provided for computation and apportionment of tax liabilities and tax benefits between the parties. AS is generally responsible for all taxes attributable to the AS business for periods subsequent to the split-off and non-income related taxes attributable to the AS business for any taxable period before and after the date of the split-off. The Company retains responsibility for U.S. federal, state and local and foreign income taxes for periods ending on or before the date of the split-off. See “Risks Relating to the Split-Off” for further discussion of provisions of this Agreement.

10. Segment Information:

Following the split-off of AS, the Company re-evaluated its reportable segments in accordance with ASC 280 and determined that the Company has two reportable segments: FS and PS&E. The disclosures below only reflect the segment results of continuing operations for the periods presented.

The Company evaluates the performance of its segments based on Adjusted EBITDA. Adjusted EBITDA, a non-GAAP measure, is defined as operating income before the following items:

•	depreciation;

•	amortization of acquisition-related intangible assets;

•	trade name and goodwill impairments;

•	severance and facility closure charges;

•	stock compensation;

•	management fees; and

•	certain other costs.

While these charges may be recurring, management excludes them in order to better analyze the segment results and evaluate the segment performance. This analysis is used extensively by management and is also used to communicate the segment results to the Company’s board of directors. In addition, management reviews Adjusted EBITDA on a constant currency basis, especially when comparing to the prior year results. While Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to the Company’s reported GAAP results. Also, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement for purposes of SunGard’s debt covenants. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted. In each of the tables below, we present the percent change based on actual, unrounded results.

The operating results for the three months ended March 31, 2014 and 2013 for each segment follow (in millions):

Three Months Ended March 31, 2014	FS	PS&E	Sum of Segments
Revenue	$600	$53	$653
Adjusted EBITDA	139 (1)	16	155
Adjusted EBITDA margin	23.2%	30.1%	23.8%
Year over Year revenue change	2%	6%	2%
Year over Year Adjusted EBITDA change	9%	9%	9%

Three Months Ended March 31, 2013
Revenue	$589	$50	$639
Adjusted EBITDA	128	14	142
Adjusted EBITDA margin	21.7%	29.1%	22.2%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended March 31,
	2013	2014
Adjusted EBITDA (sum of segments)	$142	$155
Corporate	(13)	(10)
Depreciation (2)	(24)	(24)
Amortization of acquisition-related intangible assets	(48)	(43)
Trade name impairment charge	—	(339)
Severance and facility closure costs	(1)	(5	)(3)
Stock compensation expense	(9)	(9)
Management fees	(1)	(2)
Other costs (included in operating income)	(3)	(12)
Interest expense, net	(90)	(74)
Loss on extinguishment of debt	(5)	(61)

Income (loss) from continuing operations before income taxes	$(52)	$(424)

Depreciation, amortization, and capital expenditures by segment follow (in millions):

	FS	PS&E	Sum of Segments	Corporate	Total
Three Months Ended March 31, 2014
Depreciation (2)	$22	$2	$24	$—	$24
Amortization of acquisition-related intangible assets	41	2	43	—	43
Capital expenditures	26	2	28	—	28

	FS	PS&E	Sum of Segments	Corporate	Total
Three Months Ended March 31, 2013
Depreciation (2)	$22	$2	$24	$—	$24
Amortization of acquisition-related intangible assets	44	4	48	—	48
Capital expenditures	22	2	24	—	24

(1)	During the second quarter of 2013, the Company completed a review of its accounting practices related to vacation pay obligations. In countries where the vacation policy stipulated that vacation days earned in the current year must be used in that same year, the Company adjusted its quarterly estimate of accrued vacation costs to better match expense recognition with amounts payable to employees when leaving the Company. The results for the three months ended March 31, 2013 included an $8 million accrual for vacation pay under the former policy.
(2)	Includes amortization of capitalized software.
(3)	Includes $4 million of severance and $1 million of lease exit costs in FS.

11. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures, which occurred during the three months ended March 31, 2014 (in millions):

	Balance 12/31/2013	Expense related to 2014 actions	Payments	Other adjustments*	Balance 3/31/2014
Workforce-related	$14	$5	$(10)	$(1)	$8
Facilities	15	—	(1)	—	14

Total	$29	$5	$(11)	$(1)	$22

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation and other adjustments.

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

12. Related Party Transactions:

Sponsor Transactions

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $1 million and $2 million of management fees in sales, marketing and administration expenses during each of the three months ended March 31, 2013 and March 31, 2014, respectively. In each of the three months ended March 31, 2013 and 2014 the Company recorded approximately $1 million of management fees in income (loss) from discontinued operations. At December 31, 2013 and March 31, 2014, the Company had accrued management fees due to Sponsors included in Other accrued expenses of $4 million and $2 million, respectively.

On March 31, 2014 the Company recorded $15 million of management fees, which is included in income (loss) from discontinued operations, as provided in the Management Agreement for services rendered in connection with the issuance of the $1.025 billion SpinCo Term Loan and $425 million of SpinCo Notes. Also during the first quarter of 2014, the Company recorded $1 million of management fees which is included in income (loss) from discontinued operations resulting from the sale of two FS businesses.

In addition to management fees, one of our Sponsors, Goldman Sachs & Co. and/or its respective affiliates, received fees of approximately $1 million for the three months ended March 31, 2013 in connection with amendments of SunGard’s Credit Agreement. For the three months ended March 31, 2014, an immaterial amount of fees were paid to Goldman Sachs & Co. and/or its respective affiliates.

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

AS Transactions

In connection with the split-off, the following agreements, among others, were entered into on March 31, 2014:

(i) a Trademark License Agreement (the “Trademark License Agreement”) between an affiliate of SunGard that owns the trademark “SunGard” and AS. The Trademark License Agreement sets forth the terms under which AS and its affiliates are permitted to use the mark “SUNGARD AVAILABILITY SERVICES.” During the first two years following the split-off, the licensed mark is royalty free. In years 3 through 5, AS will pay a royalty payment of 0.30% of their worldwide revenue, subject to certain exceptions. In years 6 and 7, the royalty will be reduced to 0.15% and 0.075%, respectively. Following year 7, AS will have a perpetual, royalty-free license to use the mark going forward assuming they maintain compliance with the Trademark License Agreement.

(ii) a Transition Services Agreement (“TSA”) whereby SunGard agreed to provide certain transitional and administrative support services, including employee benefits services, to AS and AS agreed to provide transitional and administrative support services to SunGard generally for up to twelve months; and

(iii) a term sheet to negotiate amendments to the Global Master Services Agreement (“GMSA”) to replace existing agreements under which AS provides certain availability services, managed services, and recovery services to SunGard. Broadly, SunGard and AS have agreed to amend the GMSA to reflect terms agreed to by the parties including a provision that from the split-off to a period ending March 31, 2016, SunGard would spend an agreed to minimum under the GMSA.

As a result of the agreement between SunGard and SpinCo regarding the amount of cash SpinCo would have on March 31, 2014 (at split-off), SunGard recorded a $7 million receivable from SpinCo which was collected in April 2014.

13. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an senior unsecured subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities. The Guarantors are subject to release under certain circumstances as described below.

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

As a result of the split-off, all U.S. subsidiaries of AS were removed as guarantors as of March 31, 2014.

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2013 and March 31, 2014, and for the three month periods ended March 31, 2013 and 2014 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2013.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2013
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$403		$4		$268	$—		$675
Intercompany balances	—		3,078		715	(3,793)		—
Trade receivables, net	7		399	(a)	251	—		657
Prepaid expenses, taxes and other current assets	1,455	(c)	39		46	(1,417	)(c)	123
Assets of discontinued operations	18		1,810	(b)	790	(102)		2,516

Total current assets	1,883		5,330		2,070	(5,312)		3,971
Property and equipment, net	—		88		64	—		152
Intangible assets, net	105		1,427		291	—		1,823
Deferred income taxes	30		—		—	(30)		—
Intercompany balances	220		5		98	(323)		—
Goodwill	—		3,097		731	—		3,828
Investment in subsidiaries	8,826		1,990		—	(10,816)		—

Total Assets	$11,064		$11,937		$3,254	$(16,481)		$9,774

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$286		$—		$4	$—		$290
Intercompany balances	3,793		—		—	(3,793)		—
Accounts payable and other current liabilities	71		1,917	(c)	438	(1,417	)(c)	1,009
Liabilities of discontinued operations	—		565		245	(11)		799

Total current liabilities	4,150		2,482		687	(5,221)		2,098
Long-term debt	5,894		—		200	—		6,094
Intercompany debt	103		—		220	(323)		—
Deferred and other income taxes	96		622		51	(30)		739
Other liabilities	—		7		15	—		22

Total liabilities	10,243		3,111		1,173	(5,574)		8,953

Total stockholders’ equity	821		8,826		2,081	(10,907)		821

Total Liabilities and Stockholders’ Equity	$11,064		$11,937		$3,254	$(16,481)		$9,774

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	Included in Assets of discontinued operations is $91 million of Availability Services’ investment in its non-guarantor subsidiaries. Also included is $142 million of accounts receivable that secured borrowings under the secured accounts receivable facility.
(c)	The Company pushes down tax liabilities associated with the consolidated and combined filings in U.S. federal, state and local jurisdictions from the Parent Company to its Guarantor Subsidiaries. As these intercompany balances have not been historically settled, this entry eliminates the accumulated Parent Company income tax receivable balance with the Guarantor Subsidiaries’ income tax liability balance.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	March 31, 2014
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$82		$(1)		$274	$—		$355
Intercompany balances	—		2,755		651	(3,406)		—
Trade receivables, net	14		361	(a)	174	—		549
Prepaid expenses, taxes and other current assets	59	(b)	45		47	(13	)(b)	138

Total current assets	155		3,160		1,146	(3,419)		1,042
Property and equipment, net	—		87		62	—		149
Intangible assets, net	79		1,061		291	—		1,431
Deferred income taxes	18		—		—	(18)		—
Intercompany balances	220		5		131	(356)		—
Goodwill	—		3,095		732	—		3,827
Investment in subsidiaries	7,954		1,570		—	(9,524)		—

Total Assets	$8,426		$8,978		$2,362	$(13,317)		$6,449

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$—		$—		$2	$—		$2
Intercompany balances	3,406		—		—	(3,406)		—
Accounts payable and other current liabilities	90		475	(b)	383	(13	)(b)	935

Total current liabilities	3,496		475		385	(3,419)		937
Long-term debt	4,529		—		140	—		4,669
Intercompany debt	136		—		220	(356)		—
Deferred and other income taxes	96		541		31	(18)		650
Other liabilities	—		8		16	—		24

Total liabilities	8,257		1,024		792	(3,793)		6,280

Total stockholders’ equity	169	(b)	7,954	(b)	1,570	(9,524)		169

Total Liabilities and Stockholders’ Equity	$8,426		$8,978		$2,362	$(13,317)		$6,449

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	The Company pushes down tax liabilities associated with the consolidated and combined filings in U.S. federal, state, and local jurisdictions from the Parent Company to its Guarantor Subsidiaries. These balances had not been historically settled and the accumulated Parent Company income tax receivable balance had been previously eliminated against the Guarantor Subsidiaries’ income tax liability balance. During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$450	$271	$(82)	$639

Costs and expenses:
Cost of sales and administrative expenses	21	338	247	(82)	524
Depreciation and amortization	—	15	9	—	24
Amortization of acquisition-related intangible assets	—	36	12	—	48

Total costs and expenses	21	389	268	(82)	596

Operating income (loss)	(21)	61	3	—	43
Net interest income (expense)	(84)	—	(6)	—	(90)
Equity in earnings of unconsolidated subsidiary	41	8	—	(49)	—
Other income (expense)	(5)	—	—	—	(5)

Income (loss) from continuing operations before income taxes	(69)	69	(3)	(49)	(52)
Benefit from (provision for) income taxes	33	(30)	14	—	17

Income (loss) from continuing operations	(36)	39	11	(49)	(35)
Income (loss) from discontinued operations, net of tax	(11)	2	(3)	—	(12)

Net income (loss)	$(47)	$41	$8	$(49)	$(47)

Comprehensive income (loss)	$(91)	$1	$(26)	$25	$(91)

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$471	$268	$(86)	$653

Costs and expenses:
Cost of sales and administrative expenses	25	356	241	(86)	536
Depreciation and amortization	—	15	9	—	24
Amortization of acquisition-related intangible assets	—	30	13	—	43
Trade name impairment charges	—	339	—	—	339

Total costs and expenses	25	740	263	(86)	942

Operating income (loss)	(25)	(269)	5	—	(289)
Net interest income (expense)	(69)	—	(5)	—	(74)
Equity in earnings of unconsolidated subsidiary	(198)	7	—	191	—
Other income (expense)	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes	(353)	(262)	—	191	(424)
Benefit from (provision for) income taxes	40	63	(2)	—	101

Income (loss) from continuing operations	(313)	(199)	(2)	191	(323)
Income (loss) from discontinued operations, net of tax	(27)	1	9	—	(17)

Net income (loss)	$(340)	$(198)	$7	$191	$(340)

Comprehensive income (loss)	$(397)	$(259)	$(23)	$282	$(397)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(47)	$41	$8	$(49)	$(47)
Income (loss) from discontinued operations	(11)	2	(3)	—	(12)

Income (loss) from continuing operations	(36)	39	11	(49)	(35)
Non cash adjustments	(10)	38	18	49	95
Changes in operating assets and liabilities	(5)	31	22	—	48

Cash flow from (used in) continuing operations	(51)	108	51	—	108
Cash flow from (used in) discontinued operations	(19)	56	34	—	71

Cash flow from (used in) operations(a)	(70)	164	85	—	179

Investment activities:
Intercompany transactions	108	(121)	35	(22)	—
Cash paid for acquired businesses, net of cash acquired	(1)	—	—	—	(1)
Cash paid for property and equipment and software	—	(17)	(7)	—	(24)
Other investing activities	—	1	—	—	1

Cash provided by (used in) continuing operations	107	(137)	28	(22)	(24)
Cash provided by (used in) discontinued operations	—	(15)	(7)	—	(22)

Cash provided by (used in) investment activities	107	(152)	21	(22)	(46)

Financing activities:
Intercompany dividends	—	(11)	(11)	22	—
Net repayments of long-term debt	(78)	—	(49)	—	(127)
Premium paid to retire debt	—	—	—	—	—
Dividends paid	—	—	—	—	—
Other financing activities	(6)	—	—	—	(6)

Cash provided by (used in) continuing operations	(84)	(11)	(60)	22	(133)
Cash provided by (used in) discontinued operations	—	—	(1)	—	(1)

Cash provided by (used in) financing activities	(84)	(11)	(61)	22	(134)

Effect of exchange rate changes on cash	—	—	(8)	—	(8)

Increase (decrease) in cash and cash equivalents	(47)	1	37	—	(9)
Beginning cash and cash equivalents(b)	220	(3)	329	—	546

Ending cash and cash equivalents(b)	$173	$(2)	$366	$—	$537

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the quarter ended March 31, 2013, the Parent Company allocated approximately $53 million of tax liabilities to its Guarantor Subsidiaries.
(b)	Includes cash of discontinued operations.

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Three Months Ended March 31, 2014
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(340)	$(198)	$7	$191	$(340)
Income (loss) from discontinued operations	(27)	1	9	—	(17)

Income (loss) from continuing operations	(313)	(199)	(2)	191	(323)
Non cash adjustments	283	285	23	(191)	400
Changes in operating assets and liabilities	(20)	30	(1)	—	9

Cash flow from (used in) continuing operations	(50)	116	20	—	86
Cash flow from (used in) discontinued operations	(41)	52	25	—	36

Cash flow from (used in) operations(a)	(91)	168	45	—	122

Investment activities:
Intercompany transactions	1,047	(55)	(962)	(30)	—
Cash paid for property and equipment and software	(1)	(17)	(10)	—	(28)

Cash provided by (used in) continuing operations	1,046	(72)	(972)	(30)	(28)
Cash provided by (used in) discontinued operations	—	(5)	10	—	5

Cash provided by (used in) investment activities	1,046	(77)	(962)	(30)	(23)

Financing activities:
Intercompany dividends	—	(15)	(15)	30	—
Net repayments of long-term debt	(1,268)	—	(62)	—	(1,330)
Other financing activities	(8)	—	—	—	(8)

Cash provided by (used in) continuing operations	(1,276)	(15)	(77)	30	(1,338)
Cash provided by (used in) discontinued operations	—	(80)	967	—	887

Cash provided by (used in) financing activities	(1,276)	(95)	890	30	(451)

Effect of exchange rate changes on cash	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(321)	(4)	(26)	—	(351)
Beginning cash and cash equivalents(b)	403	3	300	—	706

Ending cash and cash equivalents	$82	$(1)	$274	$—	$355

(a)	Cash flows from (used in) operations for the Parent Company and the Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the quarter ended March 31, 2014, the Parent Company allocated approximately $67 million of tax liabilities to its Guarantor Subsidiaries.

During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion. Therefore, these transactions are not reflected in the Condensed Consolidating Statement of Cash Flows presented above.

(b)	Includes cash of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and presumes that readers are familiar with the discussion and analysis in that filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SunGard, which are materially the same as the results of operations and financial condition of SCC and SCCII. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

Our critical accounting estimate disclosure from our Annual Report on Form 10-K for the year ended December 31, 2013 has been updated as a result of our trade name impairment test as discussed in Note 4 of Notes to Consolidated Financial Statements.

Except as otherwise noted, all explanations below exclude the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present this constant currency information, revenue and expenses for the current period for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

We evaluate our performance using both GAAP and non-GAAP measures. Our primary non-GAAP measure is Adjusted EBITDA, whose corresponding GAAP measure is operating income. Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation;

•	amortization of acquisition-related intangible assets;

•	trade name and goodwill impairments;

•	severance and facility closure charges;

•	stock compensation;

•	management fees; and

•	certain other costs.

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

Results of Operations:

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

On a GAAP basis, the Company generated revenue of $653 million, an operating loss of $289 million, and a loss from continuing operations of $323 million for the three months ended March 31, 2014. The loss from continuing operations for the first quarter of 2014 primarily reflects the pre-tax impact of (i) a $339 million trade name impairment charge, (ii) $11 million of costs for strategic initiatives, and (iii) a $61 million loss on the extinguishment of debt. These results compare to revenue of $639 million, operating income of $43 million, and a loss from continuing operations of $35 million for the three months ended March 31, 2013.

The following table presents SunGard’s financial results, including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income (loss), which we believe to be a comparable financial measure.

SunGard:

			Year over Year Change
	Three Months Ended March 31,				Constant Currency
	2013	2014	Reported
	(in millions)
Services revenue	$598	$601	—%		—%
License & resale revenue	33	44	35%		34%
Reimbursed expense revenue	8	8	4%		3%

Total revenue	$639	$653	2%		2%

Adjusted EBITDA	$129	$145	13%		11%
Adjusted EBITDA margin	20.1%	22.2%	2.1	pts	1.8	pts

Reconciliation of Adjusted EBITDA to operating income:
Depreciation (1)	(24)	(24)	(1)%		(1)%
Amortization of acquisition-related intangible Assets	(48)	(43)	9%		9%
Trade name impairment charge	—	(339)	—%		—%
Severance and facility closure costs	(1)	(5)	(467)%		(476)%
Stock compensation expense	(9)	(9)	(1)%		(1)%
Management fees	(1)	(2)	(13)%		(13)%
Other costs (included in operating income)	(3)	(12)	(280)%		(282)%

Operating income (loss)	$43	$(289)	(773)%		(779)%

Operating income (loss) margin	6.7%	(44.1)%	(50.9	)pts	(51.6	)pts

(1)	Includes amortization of capitalized software development.

pts = percentage points

Total Revenue:

Services revenue represented 92% and 94% of total revenue for the three month periods ended March 31, 2014 and 2013, respectively. Historically, about 73% of annual services revenue is highly recurring as a result of multi-year contracts and is generated from software-related services including software maintenance, support and rentals, and managed services. The remaining services revenue includes professional services, which are mainly generated from implementation and consulting services in connection with the sale of our products, and from broker/dealer fees. Our revenue is highly diversified by customer, product and geography. During each of the past three years, in total and in each of our segments, no single customer has accounted for more than 3% of revenue.

For the first quarter of 2014, revenue was $653 million, an increase of 2% from the first quarter of 2013. Currency had no material impact on revenue in the quarter. Recent sales performance and improved customer retention are helping to drive the improvement in total revenue. Reported services revenue was flat year to year. Within services revenue, we experienced growth in managed services, professional services and software maintenance as a result of the investments we have made in new products, services and sales. This was particularly so within our treasury, asset management and public sector solutions, where we saw strong acceptance of our technology and completed many customer installations. This was offset by intentional product exits, renegotiation of a single, large broker/dealer customer contract and lower trading volumes.

License and resale fee revenue includes revenue from sales of term and perpetual software licenses and fees from the resale of third party software licenses and/or equipment. On a constant currency basis, software license and resale revenue increased 34% due primarily to strong sales of our new technologies and the timing of customer license renewals.

Our revenue growth is being driven, to some extent, by the investment in sales resources, which we have made to increase the penetration of our advanced technologies and services, which is the foundation of our future revenue growth. Because so much of our revenue comes from multi-year contracts, these resources will generate both current period revenue and increase backlog for future periods.

Total Operating Margin:

Our total operating margin was a loss of (44.1)% for the three months ended March 31, 2014, compared to 6.7% for the three months ended March 31, 2013. Total operating margin declined 51.6% on a constant-currency basis. The more significant factors impacting the 51.6 margin point decrease are the following:

•	The $339 million trade name impairment in the first quarter of 2014 reduced that period’s operating margin by 52.1 points. There was no trade name impairment in the first quarter of 2013;

•	The increase in strategic initiative expenses related to the split-off of AS, which are included in other costs within the preceding table and which are also included in sales, marketing and administration expenses in the Statements of Comprehensive Income (Loss), decreased the operating margin by 1.4 points;

•	The improvement in the FS Adjusted EBITDA margin increased the total operating margin by 1.3 points primarily due to a shift in the revenue mix toward higher margin software licenses and increased capitalization of software development costs, partially offset by an investment in sales resources. Total operating margin also benefitted from the change in the vacation policy;

•	The increase in severance and facility closure costs decreased the total operating margin by 0.6 points;

•	The decrease in amortization of acquisition-related intangible assets increased margin by 0.6 points, due primarily to software intangible assets that were fully amortized during 2013; and

•	The decrease in corporate expenses increased the total operating margin by 0.5 points due primarily to lower employee costs, including medical expenses.

Adjusted EBITDA:

Reported Adjusted EBITDA was $145 million, an increase of 13% from the prior year period. Our reported Adjusted EBITDA margin increased 2.1 points to 22.2% in the first quarter of 2014. The improvement in Adjusted EBITDA margin was driven primarily by the license fee increase. Spending in the quarter was relatively flat, where investments in sales and professional services resources were mostly offset by increased capitalization of software development costs and lower employee costs including medical expenses. Adjusted EBITDA margin also benefitted from the $8 million impact of lower expenses related to the FS vacation policy change made in the second quarter of 2013.

Financial Systems segment:

			Year over Year Change
	Three Months Ended March 31,				Constant Currency
	2013	2014	Reported
	(in millions)
Services revenue	$555	$556	—%		—%
License & Resale revenue	27	37	40%		38%
Reimbursed expenses revenue	7	7	1%		1%

Total Revenue	589	600	2%		1%
Adjusted EBITDA	128	139	9%		7%
Adjusted EBITDA margin	21.7%	23.2%	1.5	pts	1.2	pts

Revenue:

FS services revenue represented 93% and 94% of total FS revenue for the three month periods ended March 31, 2014 and 2013, respectively. Historically, approximately 72% of annual FS services revenue is highly recurring as a result of multi-year contracts related to software maintenance, support, rentals and managed services. The remaining services revenue includes professional services (approximately 19% of services revenue), which is mainly generated from implementation and consulting services in connection with the sale of our products, and from broker/dealer fees (approximately 7% of services revenue). License fees represent 6% of total FS revenue and reflect both new customer licenses and renewal of term licenses by existing customers.

FS reported revenue increased $11 million, or 2%, in the first quarter of 2014 from the prior year period. On a constant currency basis, revenue increased $7 million, or 1%, in the quarter. Recent sales performance and improved customer retention are helping to drive the improvement in total FS revenue. Software license and resale fees were $37 million and increased $10 million, or 38%, year to year on a constant currency basis. The year to year increase is due primarily to increases in software license sales which reflects a combination of existing customer renewals and new customer sales. On a constant currency basis, services revenue was flat in the first quarter of 2014 from the prior year period. Services revenue increased due to improvements in managed services, professional services and software maintenance as a result of the investments we have made in new products, services and sales, particularly with our treasury and asset management solutions, where we saw strong acceptance of our technology and completed many customer installations. This growth was offset by decreases from intentional product exits, renegotiation of a single, large broker/dealer customer contract and lower trading volumes.

Adjusted EBITDA:

Reported FS Adjusted EBITDA was $139 million, an increase of 9% from the prior year period. On a constant currency basis, FS adjusted EBITDA increased 7%. The FS Adjusted EBITDA margin was 23.2% and 21.7% for the three months ended March 31, 2014 and 2013, respectively. The FS Adjusted EBITDA margin improvement was driven by the license fee increase, increased capitalization of costs of software assets and lower administrative expenses, partially offset by an investment in sales resources. The FS Adjusted EBITDA margin also benefitted from the $8 million impact of lower expenses related to the FS vacation policy change made in the second quarter of 2013.

Public Sector & Education segment:

			Year over Year Change
	Three Months Ended March 31,				Constant Currency
	2013	2014	Reported
	(in millions)
Services revenue	$43	$45	5%		5%
License & Resale revenue	6	7	13%		13%
Reimbursed expenses revenue	1	1	33%		33%

Total Revenue	50	53	6%		6%
Adjusted EBITDA	14	16	9%		9%
Adjusted EBITDA margin	29.1%	30.1%	0.9	pts	0.9	pts

Revenue:

PS&E services revenue represented 86% and 87% of total PS&E revenue for the three month periods ended March 31, 2014 and 2013, respectively. Historically, approximately 80% of annual PS&E services revenue is highly recurring as a result of multi-year contracts and is generated from software-related services including software maintenance, support, rentals and managed services. The remaining services revenue includes professional services (approximately 21%), which is mainly generated from implementation and consulting services in connection with the sale of our products. License and resale revenue represents 13% of total PS&E revenue.

PS&E reported revenue and constant currency revenue increased $3 million, or 6%, for the three months ended March 31, 2014, from the corresponding period in 2013. Services revenue increased $2 million, or 5%, due to new product offerings which are driving increases in professional services and managed services revenue growth. Revenue from license and resale fees grew $1 million, or 13%, from the prior year period driven by strong acceptance of new public sector solutions.

Adjusted EBITDA:

Reported PS&E Adjusted EBITDA was $16 million, an increase of 9% from the prior period. On a constant currency basis, PS&E Adjusted EBITDA also increased 9%. The PS&E Adjusted EBITDA margin was 30.1% and 29.1% for the three months ended March 31, 2014 and 2013, respectively. The 0.9% margin expansion was driven by the license fee increase and the growth in services revenue, partially offset by investments in sales and professional services resources to drive future revenue growth.

Corporate:

			Year over Year Change
	Three Months Ended March 31,				Constant Currency
	2013	2014	Reported
	(in millions)
Adjusted EBITDA	$(13)	$(10)	24%		25%
Adjusted EBITDA margin	(2.1)%	(1.6)%	0.5	pts	0.5	pts

Adjusted EBITDA:

The Adjusted EBITDA margin for corporate costs was (1.6)% and (2.1)% for the three months ended March 31, 2014 and 2013, respectively. The 0.5% margin improvement was due primarily to lower employee costs, including medical expenses.

Non-operating Expenses:

Interest expense and amortization of deferred financing costs:

Interest expense was $74 million and $90 million for the three months ended March 31, 2014 and 2013, respectively. The $16 million decrease in interest expense was due primarily to (i) approximately $10 million of non-capitalizable expenses associated with the March 2013 refinancing of SunGard’s senior secured credit facility and (ii) lower outstanding debt resulting from the term loan repayments in 2013 and the repayment of the senior secured notes on January 15, 2014.

Loss on extinguishment of debt:

Loss on extinguishment of debt was $61 million and $5 million for the three months ended March 31, 2014 and 2013, respectively. The loss on extinguishment of debt for the three months ended March 31, 2014 includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of $25 million of capitalized deferred financing fees resulting from the repayment or retirement of debt during the first quarter (see Note 6 of Notes to Consolidated Financial Statements). Loss on extinguishment of debt for the three months ended March 31, 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinance of $2.2 billion of term loans.

Benefit from (provision for) income taxes:

The effective income tax rates for the three month periods ended March 31, 2014 and 2013 were 24% and 34%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. For the three months ended March 31, 2014, the benefit for income taxes includes a benefit of $138 million recorded as a discrete item related to the impairment of the trade name, an expense of $46 million recorded as a discrete item due to changes in certain state deferred tax rates, which are primarily driven by the change in the legal entity ownership of the trade name caused by the split-off of AS, and an expense of $9 million recorded as a discrete item to increase the valuation allowance on state net operating losses driven by the change in management’s judgment of their realizability due to the split-off of AS. In evaluating the realizability of deferred tax assets, management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

Income (loss) from discontinued operations, net of tax:

Income (loss) from discontinued operations, net of tax, was $(17) million in the three months ended March 31, 2014 and $(12) million in the three months ended March 31, 2013. On March 31, 2014, we split-off from SunGard our AS business which is now owned by SCCII’s preferred shareholders. Income (loss) from discontinued operations reflects the results of our AS business and two FS subsidiaries that were sold in January 2014. Included in income (loss) from discontinued operations in the three months ended March 31, 2014 is a gain on the sale of the two FS businesses of approximately $23 million. Also included in income (loss) from discontinued operations in the three months ended March 31, 2014 is sponsor management fee expense of approximately $15 million payable under the Management Agreement for services rendered related to the AS term loan issuance of $1.025 billion and Spinco notes issuance of $425 million.

(Income) attributable to the noncontrolling interest (SCC only):

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $50 million and $25 million for the three months ended March 31, 2014 and 2013, respectively. The increase in accreted dividends is due to compounding.

Liquidity and Capital Resources:

At March 31, 2014, our liquidity, a non-GAAP measure, was as follows (in millions):

	December 31, 2013	March 31, 2014
Cash and cash equivalents	$706	$355
Capacity: Revolving Credit Facility	831	591
Capacity: Receivables Facility	46	15

Total Liquidity	$1,583	$961

Total liquidity represents the amount of cash and readily available sources of cash available for debt service and working capital needs. We use total liquidity to ensure we have an adequate amount of funds to meet our obligations, especially since we have a significant amount of debt outstanding.

Included in our total cash and cash equivalents of $355 million at March 31, 2014 was approximately $231 million held by our wholly-owned non-U.S. subsidiaries that is available to fund operations and strategic investment opportunities abroad. Also, approximately $33 million of cash and cash equivalents at March 31, 2014 relates to our broker/dealer operations, some of which is not readily available for general corporate use.

The Company’s cash flows in the Unites States continue to be sufficient to fund its current domestic operations and obligations, including financing activities such as debt service. In addition, the Company has several options available to improve liquidity in the short term in the U.S., including repatriation of funds from foreign subsidiaries, borrowing funds under our revolving credit facilities, and calling intercompany loans that are in place with certain foreign subsidiaries. To the extent the Company elects to repatriate the earnings of our foreign subsidiaries, additional cash taxes could be payable. See Note 13 of the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K for more detail.

Cash flow from continuing operations was $86 million for the three months ended March 31, 2014, a decrease of $22 million due to:

•	$43 million increase in cash used by working capital due primarily to lower accounts receivable collections and higher incentive payments. In the first quarter of 2013, accounts receivable collections were significantly improved due to our working capital initiatives. The first quarter of 2014 continues this progress, but the degree of improvement was less.

•	$14 million less income tax payments, net of refunds, and

•	$5 million less interest payments.

Net cash used by continuing operations in investing activities was $28 million in the three months ended March 31, 2014, comprised mainly of cash paid for property and equipment and capitalized software development. This compares to $24 million in the three months ended March 31, 2013, comprised mainly of cash paid for property and equipment and capitalized software development costs. The increase in capital spending is primarily due to higher capitalized software development costs related to our product investments.

Net cash used by continuing operations in financing activities was $1,338 million for the three months ended March 31, 2014, primarily related to repayment of $1,005 million of term loans as part of the split-off of AS, repayment of the $250 million senior secured notes and $60 million of our receivables facility term loan, and repayment of $7 million of our tranche A term loan. Net cash used by continuing operations in financing activities was $133 million for the three months ended March 31, 2013, primarily related to refinancing $2.2 billion of term loans and additional repayments of $52 million of term loans and $50 million of our receivables facility revolver borrowings.

Total debt outstanding as of December 31, 2013 and March 31, 2014 consisted of the following (in millions):

December 31, 2013	March 31, 2014	Change
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7	—	(7)
Tranche C due February 28, 2017, effective interest rate of 4.41% and 4.44%	427	400	(27)
Tranche D due January 31, 2020, effective interest rate of 4.50%	713	—	(713)
Tranche E due March 8, 2020, effective interest rate of 4.10% and 4.31%	2,183	1,918	(265)

Total Senior Secured Credit Facilities	3,330	2,318	(1,012)
Senior Secured Notes due 2014 at 4.875%	250	—	(250)
Senior Notes due 2018 at 7.375%	900	511	(389)
Senior Notes due 2020 at 7.625%	700	700	—
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000	—
Secured accounts receivable facility, at 3.67% and 3.66%	200	140	(60)
Other, primarily foreign bank debt, acquisition purchase price and capital lease obligations	4	2	(2)

Debt - continuing operations	6,384	4,671	(1,713)
Debt - discontinued operations	8	—	8

Total debt	$6,392	$4,671	$1,721

Leverage Metric per Credit Agreement	4.56	x	5.42	x	0.86	x
Weighted Average Interest Rate	5.42%	5.63%	0.21%
Percent Fixed Rate (swap adjusted)	54%	67%	13%
Percent Bonds of Total Debt	45%	47%	2%

At December 31, 2013 and March 31, 2014, the contractual future maturities of debt were as follows (in millions):

	December 31, 2013	March 31, 2014	Change
2014	$293	$2	$(291)
2015	31	—	(31)
2016	31	—	(31)
2017	656	540	(116)
2018	929	511	(418)
Thereafter	4,452	3,618	(834)

Total	$6,392	$4,671	$(1,721)

Contractual Obligations

The contractual obligations of our continuing operations related to interest payments, operating leases, and purchase obligations at December 31, 2013 were as follows (in millions):

	Total	2014	2015	2016	2017-2018	Thereafter
Interest payments (1)	$1,594	$277	$270	$271	$499	$277
Operating leases	252	61	54	46	66	25
Purchase obligations (2)	91	54	18	6	9	4

Total	$1,937	$392	$342	$323	$574	$306

(1)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the tranche E secured term loan facility ($1.42 billion at 4.00%) and the secured accounts receivable facility ($140 million at 3.66%), each at March 31, 2014. See Note 6 of Notes to Consolidated Financial Statements and Note 5 of Notes to Consolidated Financial Statements included in SunGard’s Annual Report on Form 10-K for the year ended December 31, 2013.
(2)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

At March 31, 2014, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which $2 million is included in other other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $23 million.

We expect our available cash balances and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Covenant Compliance

In connection with the March 2013 senior secured credit agreement amendment, and as further amended in the February 2014 senior secured credit agreement amendment, we removed the financial maintenance covenants for the term loan facility and modified the financial maintenance covenants for the senior secured revolving credit facility. As amended, the financial maintenance covenant is applicable at quarter end only if there is an amount outstanding under the revolving credit facility that is greater than or equal to 25% of the total revolving commitments (see footnote 1 below for further details). If applicable, the financial maintenance covenant allows a maximum total leverage ratio of 6.35x at the end of such quarter on or prior to December 31, 2014, after which the maximum total leverage ratio steps down as defined in the senior secured credit agreement.

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

Under the indentures governing SunGard’s senior notes due 2018 and 2020 and senior subordinated notes due 2019 and SunGard’s senior secured credit agreement, our ability to incur additional indebtedness, make investments and pay dividends remains tied to a leverage or fixed charge ratio based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA, which is earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants. For the purposes of covenant reporting, Adjusted EBITDA is similar, but not identical, to Adjusted EBITDA which we use to measure performance of our business and our segments.

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2013	2014	2014
Income (loss) from continuing operations	$(35)	$(323)	$(242)
Interest expense, net	90	74	309
Provision for (benefit from) income taxes	(17)	(101)	(58)
Depreciation and amortization	72	67	281

EBITDA	110	(283)	290
Trade name impairment charge	—	339	339
Purchase accounting adjustments (a)	2	—	4
Non-cash charges (b)	9	9	39
Restructuring and other (c)	1	18	45
Loss on extinguishment of debt (d)	5	61	62

Adjusted EBITDA - senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$127	$144	$779

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate or exit certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 12 of Notes to Consolidated Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Loss on extinguishment of debt for the three months ended March 31, 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinance of $2.2 billion of term loans. Loss on extinguishment of debt for the three and twelve months ended March 31, 2014 primarily includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of $25 million of capitalized deferred financing fees resulting from the repayment or retirement of debt during the first quarter (see Note 6 of Notes to Consolidated Financial Statements).

The covenant requirements and actual ratios for the twelve months ended March 31, 2014 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	6.35x	5.42x
Senior notes due 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incuradditional debt pursuant to ratio provisions	2.00x	4.08x

(1)	If on the last day of any four consecutive fiscal quarters ending on or before December 31, 2014 our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 25% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 6.35x which steps down over time after December 31, 2014. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of March 31, 2014, we had $2.32 billion outstanding under the term loan facilities and available commitments of $591 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At March 31, 2014, we had total debt of $4.67 billion, including $2.46 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $900 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Swap agreements expiring in March 2020 with a notional value of $300 million effectively fix our interest rates at 2.27%. Our remaining variable rate debt of $1.56 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of the interest rate swap agreements in February 2017, June 2019 and March 2020, a 1% change in interest rates would result in a change in interest of approximately $20 million, $22 million and $25 million per year, respectively.

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

Item 1A. Risk Factors: In addition to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2013, the following risk factors relate to the split-off of the AS business:

Risks Relating to the Split-Off

There could be significant liability for us if all or part of the AS Separation were determined to be taxable for U.S. federal or state income tax purposes.

We received opinions from outside tax counsel to the effect that the AS Separation should qualify for tax-free treatment as transactions described in Section 355 and related provisions of the Internal Revenue Code (the “Code”) as well as relevant state income tax authority. Notwithstanding this, the tax-free treatment is not free from doubt, and there is a risk that cannot be dismissed that the Internal Revenue Service (the “Service”), a state taxing authority or a court could conclude to the contrary that the separation of the Availability Services business from the Company (the “AS Separation”), through internal spin-offs, certain related transactions and the exchange of a portion of shares of SunGard Capital Corp. II Preferred Stock for all of the shares of AS SpinCo should not qualify as tax-free transactions. An opinion of tax counsel is not binding on the Service, state taxing authorities or any court and as a result there can be no assurance that a tax authority will not challenge the tax-free treatment of all or part of the AS Separation or that, if litigated, a court would not agree with the Service or a state taxing authority. Further, these tax opinions rely on certain facts, assumptions, representations, warranties and covenants from the Company, AS SpinCo and from some of our shareholders regarding the past and future conduct of the companies’ respective businesses, share ownership and other matters. If any of the facts, assumptions, representations, warranties and covenants on which the opinions rely is inaccurate or incomplete or not satisfied, the opinions may no longer be valid. Moreover, the Service or state taxing authority could determine on audit that the AS Separation is taxable if it determines that any of these facts, assumptions, representations, warranties or covenants are not correct or have been violated or if it disagrees with one or more conclusions in the opinions or for other reasons.

In addition, actions taken following the split-off, including certain 50 percent or greater changes by vote or value of our stock ownership or that of AS SpinCo, may cause the AS Separation to be taxable to the Company. If the AS Separation is determined to be taxable, the Company and possibly its shareholders could incur significant income tax liabilities. These tax liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Actions taken by AS SpinCo or its shareholders could cause the AS Separation to fail to qualify as a tax-free transaction, and AS SpinCo may be unable to fully indemnify us for the resulting significant tax liabilities.

Pursuant to the Tax Sharing and Disaffiliation Agreement that we entered into with AS Spinco (“Tax Sharing Agreement”), SpinCo is required to indemnify us for certain taxes relating to the AS Separation that result from (i) any breach of the representations or the covenants made by AS Spinco regarding the preservation of the intended tax-free treatment of the AS Separation, (ii) any action or omission that is inconsistent with the representations, statements, warranties and covenants provided to tax counsel in connection with their delivery of tax opinions to us with respect to the AS Separation, and (iii) any other action or omission that was likely to give rise to such taxes when taken, in each case, by AS Spinco or any of its subsidiaries. Conversely, if any such taxes are the result of such a breach or certain other actions or omissions by the Company, we would be wholly responsible for such taxes. In addition, if any part of the AS Separation fails to qualify for the intended tax-free treatment for reasons other than those for which we or AS SpinCo would be wholly responsible pursuant to the provisions described above, AS SpinCo will be obligated to indemnify us for 23% of the liability for taxes imposed in respect of the AS Separation and we would bear the remainder of such taxes. If AS SpinCo is required to indemnify us for any of the foregoing reasons, AS SpinCo’s indemnification liabilities could potentially exceed its net asset value and Spinco may be unable to fully reimburse or indemnify us for our significant tax liabilities arising from the AS Separation as provided by the Tax Sharing Agreement.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax-free split-off.

To preserve the intended tax-free treatment of the AS Separation, we must comply with restrictions under current U.S. federal income tax laws for split-offs such as (i) refraining from engaging in certain transactions that would result in a 50 percent or greater change by vote or by value in our stock ownership, (ii) continuing to own and manage our historic businesses and (iii) limiting sales or redemptions of our common stock. If these restrictions and certain others are not followed, the AS Separation could be taxable to SunGard and possibly SunGard’s stockholders. These tax liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the Tax Sharing Agreement, we (i) represent that we have no plan or intention to take or fail to take any action that would be inconsistent with the representations, statements, warranties and covenants provided to tax counsel in connection with their delivery of opinions to us with respect to the split-off and related transactions and (ii) covenant that during the two-year period following the split-off, we will not, except in certain specified transactions, (a) sell, issue or redeem our equity securities (or those of certain of our subsidiaries) or (b) liquidate, merge or consolidate with another person or sell or dispose of a substantial portion of our assets (or those of certain of our subsidiaries). During this two-year period, we may take certain actions prohibited by these covenants if we provide AS SpinCo with a ruling from the Service or a favorable opinion of tax counsel or of a nationally recognized accounting firm, reasonably satisfactory to AS SpinCo, to the effect that these actions should not affect the tax-free nature of the AS Separation.

These restrictions could limit our strategic and operational flexibility, including our ability to make acquisitions using equity securities, finance our operations by issuing equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions.

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

Item 6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP.II SUNGARD DATA SYSTEMS INC.

Dated: May 15, 2014	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2014 and (iv) Notes to Consolidated Financial Statements.