Form 10-Q
period 2014-06-30
SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II; SUNGARD DATA SYSTEMS INC
filed 2014-08-13
CIK 1337272, 1337274, 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file numbers:

SunGard Capital Corp.	000-53653
SunGard Capital Corp. II	000-53654
SunGard Data Systems Inc.	001-12989

SunGard® Capital Corp.

SunGard® Capital Corp. II

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3059890
Delaware	20-3060101
Delaware	51-0267091
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐	No ☒
SunGard Capital Corp. II	Yes ☐	No ☒
SunGard Data Systems Inc.	Yes ☐	No ☒

The number of shares of the registrants’ common stock outstanding as of June 30, 2014:

SunGard Capital Corp.	257,224,705 shares of Class A common stock and 28,580,521 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

i

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	June 30, 2014
Assets
Current:
Cash and cash equivalents	$675	$314
Trade receivables, less allowance for doubtful accounts of $17 and $19	565	443
Earned but unbilled receivables	92	97
Prepaid expenses and other current assets	127	149
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,003
Property and equipment, less accumulated depreciation of $376 and $398	152	152
Software products, less accumulated amortization of $1,644 and $1,717	270	229
Customer base, less accumulated amortization of $486 and $514	421	390
Other assets, less accumulated amortization of $21 and $22	113	105
Trade name	1,019	672
Goodwill	3,828	3,827

Total Assets	$9,778	$6,378

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	11
Accrued compensation and benefits	245	160
Accrued interest expense	40	29
Other accrued expenses	129	101
Deferred revenue	589	563
Liabilities of discontinued operations	799	—

Total current liabilities	2,100	866
Long-term debt	6,094	4,669
Deferred and other income taxes	746	649
Other long-term liabilities	39	43

Total liabilities	8,979	6,227

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	42	32
Class L common stock subject to a put option	58	53
Class A common stock subject to a put option	4	3
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $7,040 million and $7,535 million; 50,000,000 shares authorized, 29,062,421 and 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,565,118 and 261,565,118 shares issued	—	—
Capital in excess of par value	2,482	2,666
Treasury stock, 528,709 and 481,900 shares of Class L common stock; and 4,761,694 and 4,340,413 shares of Class A common stock	(47)	(42)
Accumulated deficit	(3,497)	(3,920)
Accumulated other comprehensive income (loss)	16	(47)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(1,046)	(1,343)
Noncontrolling interest in preferred stock of SCCII	1,741	1,406

Total equity	695	63

Total Liabilities and Equity	$9,778	$6,378

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue:
Services	$596	$617	$1,194	$1,218
License and resale fees	67	47	100	91

Total products and services	663	664	1,294	1,309
Reimbursed expenses	9	9	17	17

Total revenue	672	673	1,311	1,326

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	252	265	513	528
Sales, marketing and administration	159	162	314	332
Product development and maintenance	98	101	206	204
Depreciation	25	27	49	51
Amortization of acquisition-related intangible assets	47	41	95	84
Trade name impairment charges	—	—	—	339

Total costs and expenses	581	596	1,177	1,538

Operating income (loss)	91	77	134	(212)
Interest income	—	1	—	1
Interest expense and amortization of deferred financing fees	(79)	(73)	(169)	(147)
Loss on extinguishment of debt	—	—	(5)	(61)
Other income (expense)	(2)	—	(2)	—

Income (loss) from continuing operations before income taxes	10	5	(42)	(419)
Benefit from (provision for) income taxes	(5)	(2)	12	99

Income (loss) from continuing operations	5	3	(30)	(320)
Income (loss) from discontinued operations, net of tax	10	—	(2)	(17)

Net income (loss)	15	3	(32)	(337)
(Income) attributable to the noncontrolling interest	(47)	(40)	(72)	(90)

Net income (loss) attributable to SunGard Capital Corp.	(32)	(37)	(104)	(427)

Other comprehensive income (loss):
Foreign currency translation, net	2	(1)	(44)	(61)
Unrealized gain (loss) on derivative instruments, net of tax	(1)	(5)	1	(2)
Other, net of tax	(5)	—	(5)	—

Other comprehensive income (loss), net of tax	(4)	(6)	(48)	(63)

Comprehensive income (loss)	11	(3)	(80)	(400)
Comprehensive (income) loss attributable to the noncontrolling interest	(47)	(40)	(72)	(90)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(36)	$(43)	$(152)	$(490)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flow from operations:
Net income (loss)	$(32)	$(337)
Income (loss) from discontinued operations	(2)	(17)

Income (loss) from continuing operations	(30)	(320)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	144	135
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(13)	(90)
Stock compensation expense	20	20
Amortization of deferred financing costs and debt discount	24	10
Loss on extinguishment of debt	5	61
Other noncash items	2	—
Changes in working capital:
Accounts receivable and other current assets	121	112
Accounts payable and accrued expenses	(114)	(153)
Deferred revenue	(25)	(28)

Cash flow from (used in) continuing operations	134	86
Cash flow from (used in) discontinued operations	170	34

Cash flow from (used in) operations	304	120

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	—
Cash paid for property and equipment, and software	(46)	(58)

Cash provided by (used in) continuing operations	(47)	(58)
Cash provided by (used in) discontinued operations	(54)	5

Cash provided by (used in) investment activities	(101)	(53)

Financing activities:
Cash received from borrowings, net of fees	2,173	(7)
Cash used to repay debt	(2,359)	(1,324)
Cash used to purchase treasury stock	(6)	(7)
Other financing activities	(7)	(9)

Cash provided by (used in) continuing operations	(199)	(1,347)
Cash provided by (used in) discontinued operations	—	887

Cash provided by (used in) financing activities	(199)	(460)

Effect of exchange rate changes on cash	(12)	1

Increase (decrease) in cash and cash equivalents	(8)	(392)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $36; 2014, $—	$538	$314

Supplemental information:
Interest paid	$183	$166

Income taxes paid, net of refunds of $4 million, $12 million, respectively	$52	$23

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$223

Receipt of SpinCo Notes in connection with the split-off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	June 30, 2014

Assets
Current:
Cash and cash equivalents	$675	$314
Trade receivables, less allowance for doubtful accounts of $17 and $19	565	443
Earned but unbilled receivables	92	97
Prepaid expenses and other current assets	127	149
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,003
Property and equipment, less accumulated depreciation of $376 and $398	152	152
Software products, less accumulated amortization of $1,644 and $1,717	270	229
Customer base, less accumulated amortization of $486 and $514	421	390
Other assets, less accumulated amortization of $21 and $22	113	105
Trade name	1,019	672
Goodwill	3,828	3,827

Total Assets	$9,778	$6,378

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	11
Accrued compensation and benefits	245	160
Accrued interest expense	40	29
Other accrued expenses	128	99
Deferred revenue	589	563
Liabilities of discontinued operations	799	—

Total current liabilities	2,099	864
Long-term debt	6,094	4,669
Deferred and other income taxes	746	649
Other long-term liabilities	22	32

Total liabilities	8,961	6,214

Commitments and contingencies
Preferred stock subject to a put option	37	28

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,752 million and $1,414 million; 14,999,000 shares authorized, 10,060,069 and 10,060,069 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,501	3,509
Treasury stock, 183,014 and 2,526,769 shares	(29)	(285)
Accumulated deficit	(2,708)	(3,041)
Accumulated other comprehensive income (loss)	16	(47)

Total stockholders’ equity	780	136

Total Liabilities and Stockholders’ Equity	$9,778	$6,378

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue:
Services	$596	$617	$1,194	$1,218
License and resale fees	67	47	100	91

Total products and services	663	664	1,294	1,309
Reimbursed expenses	9	9	17	17

Total revenue	672	673	1,311	1,326

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	252	265	513	528
Sales, marketing and administration	159	162	314	332
Product development and maintenance	98	101	206	204
Depreciation	25	27	49	51
Amortization of acquisition-related intangible assets	47	41	95	84
Trade name impairment charges	—	—	—	339

Total costs and expenses	581	596	1,177	1,538

Operating income (loss)	91	77	134	(212)
Interest income	—	1	—	1
Interest expense and amortization of deferred financing fees	(79)	(73)	(169)	(147)
Loss on extinguishment of debt	—	—	(5)	(61)
Other income (expense)	(2)	—	(2)	—

Income (loss) from continuing operations before income taxes	10	5	(42)	(419)
Benefit from (provision for) income taxes	(5)	(2)	12	99

Income (loss) from continuing operations	5	3	(30)	(320)
Income (loss) from discontinued operations, net of tax	10	—	(2)	(17)

Net income (loss)	15	3	(32)	(337)

Other comprehensive income (loss):
Foreign currency translation, net	2	(1)	(44)	(61)
Unrealized gain (loss) on derivative instruments, net of tax	(1)	(5)	1	(2)
Other, net of tax	(5)	—	(5)	—

Other comprehensive income (loss)	(4)	(6)	(48)	(63)

Comprehensive income (loss)	$11	$(3)	$(80)	$(400)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flow from operations:
Net income (loss)	$(32)	$(337)
Income (loss) from discontinued operations	(2)	(17)

Income (loss) from continuing operations	(30)	(320)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	144	135
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(13)	(90)
Stock compensation expense	20	20
Amortization of deferred financing costs and debt discount	24	10
Loss on extinguishment of debt	5	61
Other noncash items	2	—
Changes in working capital:
Accounts receivable and other current assets	121	112
Accounts payable and accrued expenses	(112)	(153)
Deferred revenue	(25)	(28)

Cash flow from (used in) continuing operations	136	86
Cash flow from (used in) discontinued operations	170	34

Cash flow from (used in) operations	306	120

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	—
Cash paid for property and equipment, and software	(46)	(58)

Cash provided by (used in) continuing operations	(47)	(58)
Cash provided by (used in) discontinued operations	(54)	5

Cash provided by (used in) investment activities	(101)	(53)

Financing activities:
Cash received from borrowings, net of fees	2,173	(7)
Cash used to repay debt	(2,359)	(1,324)
Cash used to purchase treasury stock	(2)	(3)
Other financing activities	(13)	(13)

Cash provided by (used in) continuing operations	(201)	(1,347)
Cash provided by (used in) discontinued operations	—	887

Cash provided by (used in) financing activities	(201)	(460)

Effect of exchange rate changes on cash	(12)	1

Increase (decrease) in cash and cash equivalents	(8)	(392)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $36; 2014, $—	$538	$314

Supplemental information:
Interest paid	$183	$166

Income taxes paid, net of refunds of $4 million, $12 million, respectively	$52	$23

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$223

Receipt of SpinCo Notes in connection with the split-off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	June 30, 2014

Assets
Current:
Cash and cash equivalents	$675	$314
Trade receivables, less allowance for doubtful accounts of $17 and $19	565	443
Earned but unbilled receivables	92	97
Prepaid expenses and other current assets	123	146
Assets of discontinued operations	2,516	—

Total current assets	3,971	1,000

Property and equipment, less accumulated depreciation of $376 and $398	152	152
Software products, less accumulated amortization of $1,644 and $1,717	270	229
Customer base, less accumulated amortization of $486 and $514	421	390
Other assets, less accumulated amortization of $21 and $22	113	105
Trade name	1,019	672
Goodwill	3,828	3,827

Total Assets	$9,774	$6,375

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	11
Accrued compensation and benefits	245	160
Accrued interest expense	40	29
Other accrued expenses	127	99
Deferred revenue	589	563
Liabilities of discontinued operations	799	—

Total current liabilities	2,098	864

Long-term debt	6,094	4,669
Deferred and other income taxes	739	641
Other long-term liabilities	22	32

Total liabilities	8,953	6,206

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,513	3,373
Accumulated deficit	(2,708)	(3,157)
Accumulated other comprehensive income (loss)	16	(47)

Total stockholder’s equity	821	169

Total Liabilities and Stockholder’s Equity	$9,774	$6,375

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue:
Services	$596	$617	$1,194	$1,218
License and resale fees	67	47	100	91

Total products and services	663	664	1,294	1,309
Reimbursed expenses	9	9	17	17

Total revenue	672	673	1,311	1,326

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	252	265	513	528
Sales, marketing and administration	159	162	314	332
Product development and maintenance	98	101	206	204
Depreciation	25	27	49	51
Amortization of acquisition-related intangible assets	47	41	95	84
Trade name impairment charges	—	—	—	339

Total costs and expenses	581	596	1,177	1,538

Operating income (loss)	91	77	134	(212)
Interest income	—	1	—	1
Interest expense and amortization of deferred financing fees	(79)	(73)	(169)	(147)
Loss on extinguishment of debt	—	—	(5)	(61)
Other income (expense)	(2)	—	(2)	—

Income (loss) from continuing operations before income taxes	10	5	(42)	(419)
Benefit from (provision for) income taxes	(5)	(2)	12	99

Income (loss) from continuing operations	5	3	(30)	(320)
Income (loss) from discontinued operations, net of tax	10	—	(2)	(17)

Net income (loss)	15	3	(32)	(337)

Other comprehensive income (loss):
Foreign currency translation, net	2	(1)	(44)	(61)
Unrealized gain (loss) on derivative instruments, net of tax	(1)	(5)	1	(2)
Other, net of tax	(5)	—	(5)	—

Other comprehensive income (loss)	(4)	(6)	(48)	(63)

Comprehensive income (loss)	$11	$(3)	$(80)	$(400)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flow from operations:
Net income (loss)	$(32)	$(337)
Income (loss) from discontinued operations	(2)	(17)

Income (loss) from continuing operations	(30)	(320)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	144	135
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(13)	(90)
Stock compensation expense	20	20
Amortization of deferred financing costs and debt discount	24	10
Loss on extinguishment of debt	5	61
Other noncash items	2	—
Changes in working capital:
Accounts receivable and other current assets	121	112
Accounts payable and accrued expenses	(112)	(153)
Deferred revenue	(25)	(28)

Cash flow from (used in) continuing operations	136	86
Cash flow from (used in) discontinued operations	170	34

Cash flow from (used in) operations	306	120

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	—
Cash paid for property and equipment, and software	(46)	(58)

Cash provided by (used in) continuing operations	(47)	(58)
Cash provided by (used in) discontinued operations	(54)	5

Cash provided by (used in) investment activities	(101)	(53)

Financing activities:
Cash received from borrowings, net of fees	2,173	(7)
Cash used to repay debt	(2,359)	(1,324)
Other financing activities	(15)	(16)

Cash provided by (used in) continuing operations	(201)	(1,347)
Cash provided by (used in) discontinued operations	—	887

Cash provided by (used in) financing activities	(201)	(460)

Effect of exchange rate changes on cash	(12)	1

Increase (decrease) in cash and cash equivalents	(8)	(392)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $36; 2014, $—	$538	$314

Supplemental information:
Interest paid	$183	$166

Income taxes paid, net of refunds of $4 million, $12 million, respectively	$52	$23

Non-cash Financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$227

Receipt of SpinCo Notes in connection with the split-off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

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

On March 31, 2014, SunGard completed the split-off of its Availability Services (“AS”) business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis. As a result, the assets and liabilities of the AS business were contributed to a new subsidiary, and then SunGard transferred all of its ownership interests in that subsidiary to Sungard Availability Services Capital, Inc. (“SpinCo”) in exchange for common stock of SpinCo, approximately $425 million of SpinCo senior notes, and $1,005 million of net cash proceeds from the issuance of an AS term loan facility (“SpinCo Term Loan”). Immediately after these transactions, SunGard distributed the common stock of SpinCo through SunGard’s ownership chain ultimately to SCCII, and then all shareholders of preferred stock of SCCII exchanged a portion of their shares of preferred stock for all of the shares of common stock of SpinCo on a pro-rata basis. As a result, on March 31, 2014 the preferred shareholders of SCCII owned 100% of the common stock of SpinCo, a separate, independent company. The distribution of AS’ nets assets in connection with the split-off was based on the recorded amount of the net assets and did not result in a gain or loss upon disposal in the consolidated financial statements.

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s financial statements were updated in the Registration Statement on Form S-1 filed on July 31, 2014. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain prior year amounts have been reclassified to conform to current presentation. Refer to Note 2 of the Notes to Consolidated Financial Statements for information regarding the reclassification of facilities and information technology-related expenses to more accurately present them within the functional classes of expenses for the three and six month periods ended June 30, 2013.

The Consolidated Balance Sheet as of December 31, 2013 has been revised to correct an immaterial misclassification of certain income tax receivable balances. Total assets and total liabilities each decreased by $7 million at December 31, 2013.

Recent Accounting Pronouncements

Recently Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in Foreign Entity.” This new guidance clarified that when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business, the parent should only release the related cumulative translation adjustment (“CTA”) into net income if the deconsolidation or derecognition results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. The adoption of ASU 2013-05 on January 1, 2014 did not have an impact on the consolidated financial statements as the Company has historically accounted for the removal of CTA related to sales of non-U.S. entities consistent with this new guidance.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. This new guidance establishes a 5 step process, which companies must use in order to recognize revenue properly. Those five steps are: (i) identifying contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The new ASU will affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASU 2014-09 will be effective for the Company starting in the first quarter of fiscal 2017. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

The impact of this change within the functional areas, including the impact of discontinued operations, is as follows for the three and six months ended June 30, 2013 (in millions):

	Three Months Ended June 30, 2013
	As reported	Impact of discontinued operations	As reported - adjusted for discontinued operations	As reclassified	Change

Cost of sales and direct operating (excluding depreciation)	$424	$(186)	$238	$252	$14
Sales, marketing and administration	242	(57)	185	159	(26)
Product development and maintenance	89	(3)	86	98	12

Total functional expenses	$755	$(246)	$509	$509	$—

	Six Months Ended June 30, 2013
	As reported	Impact of discontinued operations	As reported - adjusted for discontinued operations	As reclassified	Change

Cost of sales and direct operating (excluding depreciation)	$861	$(376)	$485	$513	$28
Sales, marketing and administration	484	(119)	365	314	(51)
Product development and maintenance	189	(6)	183	206	23

Total functional expenses	$1,534	$(501)	$1,033	$1,033	$—

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

On March 31, 2014, the Company completed the split-off of its AS business on a tax-free basis to its existing stockholders, including its private equity owners. These businesses have been included in our financial results as discontinued operations for all periods presented.

Please refer to Note 1 for additional information concerning discontinued operations.

The results for discontinued operations for the three and six months ended June 30, 2013 and 2014 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$356	$—	$712	$338

Operating income (loss)	19	—	33	(26)
Interest expense	(18)	—	(36)	(18)
Gain (loss) on sale of business	—	—	1	23

Income (loss) before income taxes	1	—	(2)	(21)
Benefit from (provision for) income taxes	9	—	—	4

Income (loss) from discontinued operations	$10	$—	$(2)	$(17)

Assets of discontinued operations and liabilities of discontinued operations consisted of the following at December 31, 2013 (in millions):

December 31, 2013

Cash and cash equivalents	$31
Trade receivable, net	227
Prepaid expenses and other current assets	70
Property and equipment, net	669
Software products, net	40
Customer base, net	734
Other	10
Goodwill	735

Assets of discontinued operations	$2,516

Accounts payable	$47
Accrued compensation and benefits	45
Other accrued expenses	78
Deferred revenue	260
Current portion of long-term debt	2
Long-term debt	5
Deferred income taxes	282
Other long-term liabilities	80

Liabilities of discontinued operations	$799

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

In connection with the split-off, SunGard and AS agreed to a two-year royalty-free period for AS’ limited use of a derivative of the trade name, after which it will pay a pre-determined royalty rate based on its annual revenue for a specified number of years. As of March 31, 2014, SunGard transferred an $8 million “right-to-use” asset representing the value of AS’ limited right to use the “SUNGARD AVAILABILITY SERVICES” trade name during the royalty-free period.

The following table summarizes changes in the value of the trade name for the six months ended June 30, 2014 (in millions):

Trade name, net
Balance at December 31, 2013	$1,019
Transfer limited “right to use” trade name asset to AS	(8)
Trade name impairment	(339)

Balance at June 30, 2014	$672

Goodwill

The following table summarizes the changes in goodwill by segment for the six months ended June 30, 2014 (in millions) and does not include any amounts related to the AS business, which is reflected as discontinued operations for all periods presented:

	Cost			Accumulated impairment
	FS	PS&E	Subtotal	PS&E	Total
Balance at December 31, 2013	$3,501	$544	$4,045	$(217)	$3,828
Adjustments related to the LBO and prior year acquisitions	(1)	(1)	(2)	—	(2)
Effect of foreign currency translation	1	—	1	—	1

Balance at June 30, 2014	$3,501	$543	$4,044	$(217)	$3,827

Intangible Asset amortization

The total expected amortization of acquisition-related intangible assets for years ended December 31 is as follows (in millions):

2014	$134
2015	82
2016	66
2017	58
2018	54

5. Accumulated Other Comprehensive Income:

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014 (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$4	$15	$(3)	$16

Other comprehensive income before reclassifications	(6)	21	—	15
Split-off of AS from SunGard	—	(82)	—	(82)
Amounts reclassified from accumulated other comprehensive income, net of tax	4	—	—	4

Net current-period other comprehensive income (loss)	(2)	(61)	—	(63)

Balance at June 30, 2014	$2	$(46)	$(3)	$(47)

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
Other Comprehensive Income Components	2013	2014	2013	2014	Affected Line Item in the Statement of Comprehensive Income (Loss) for Components Reclassified from OCI
Unrealized gain (loss) on derivative instruments and other	$(1)	$(8)	$—	$(6)

Loss (gain) on derivatives reclassified into income:
Interest rate contracts	1	1	4	3	Interest expense and amortization of deferred financing fees
Forward currency hedges	(1)	1	(2)	—	Cost of sales and direct operating

Total reclassified into income	—	2	2	3
Income tax benefit (expense)	—	1	(1)	1

Amounts reclassified from accumulated other comprehensive income net of tax	—	3	1	4

Unrealized gain (loss) on derivative instruments, net of tax	$(1)	$(5)	$1	$(2)

6. Debt and Derivatives:

On January 15, 2014, SunGard paid $250 million to retire the Senior Secured Notes due 2014. On January 31, 2014, SunGard removed AS as a participant in its secured accounts receivable facility and repaid $60 million of the term loan.

On February 7, 2014, SunGard amended and restated its Credit Agreement (the “Seventh Amendment”). Most notably, the Seventh Amendment:

•	amended certain covenants and other provisions of the Credit Agreement in order to permit the split-off of AS, including (i) the ability to effect the split-off without requiring an initial public offering, (ii) permitting AS to incur up to $1.5 billion of indebtedness in connection with the split-off, and (iii) SunGard’s total secured leverage ratio (less cash and cash equivalents in excess of $50 million), after giving pro forma effect to the split-off, to increase no more than 0.60x of Adjusted EBITDA at the time of the split-off; and

•	modified certain covenants and other provisions in order to, among other things (i) modify the financial maintenance covenant included therein, and (ii) permit the Company and its affiliates to repurchase term loans.

On February 28, 2014, SunGard repaid at maturity the remaining $7 million Tranche A term loan under the Senior Secured Credit Facilities.

On March 31, 2014, SunGard used the $1,005 million net cash proceeds from the issuance of the SpinCo Term Loan to repay approximately $27 million of its tranche C term loan, $713 million of its tranche D term loan and $265 million of its tranche E term loan. SunGard also exchanged the SpinCo senior notes with an aggregate principal amount of approximately $425 million for an aggregate principal amount of approximately $389 million of existing SunGard 7 3/8% senior notes due 2018 (“SunGard Notes”) which were then retired. The retirement of the SunGard Notes resulted in a $36 million loss on extinguishment of debt during the three months ended March 31, 2014. In addition, SunGard wrote-off approximately $25 million of capitalized deferred financing fees resulting from the repayment or retirement of debt during the three months ended March 31, 2014.

On May 14, 2014 SunGard amended and restated its secured accounts receivables facility in order to, among other things, (i) extend the maturity date of the receivables facility from December 19, 2017 to May 14, 2019; and (ii) reduce the applicable margin on the advances under the facility from 3.50% for LIBOR advances and 2.50% for base rate advances to 3.00% and 2.00%, respectively.

On June 30, 2014, the Company had $591 million of available borrowing capacity and $9 million of outstanding letters of credit under its $600 million revolving credit facility.

Debt consisted of the following for continuing operations (in millions):

	December 31, 2013	June 30, 2014
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7	—
Tranche C due February 28, 2017, effective interest rate of 4.41% and 4.44%	427	400
Tranche D due January 31, 2020, effective interest rate of 4.50%	713	—
Tranche E due March 8, 2020, effective interest rate of 4.10% and 4.31%	2,183	1,918

Total Senior Secured Credit Facilities	3,330	2,318
Senior Secured Notes due 2014 at 4.875%	250	—
Senior Notes due 2018 at 7.375%	900	511
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured Accounts Receivable Facility, at 3.67% and 3.16%	200	140
Other, primarily foreign bank debt and capital lease obligations	4	2

Total debt	$6,384	$4,671

Short-term borrowings and current portion of long-term debt	$290	$2
Long-term debt	6,094	4,669

Total debt	$6,384	$4,671

Future Maturities

At June 30, 2014, the contractual future maturities of debt are as follows (in millions):

Contractual Maturities
2014	$—
2015	2
2016	—
2017	400
2018	511
Thereafter	3,758

Total debt	$4,671

SunGard uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each swap agreement is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At June 30, 2014, one-month and three-month LIBOR were 0.16% and 0.23%, respectively. The net receipt or payment from the interest rate swap agreements is included in the Consolidated Statements of Comprehensive Income (Loss) as interest expense. The interest rates in the components of the debt table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at June 30, 2014 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Weighted- average Interest rate paid	Interest rate received (LIBOR)

August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February 2014	March 2020	300	2.27%	3-Month

Total		$900	1.52%

The fair values of interest rate swaps designated as cash flow hedging instruments included in other assets are $4 million and $1 million at December 31, 2013 and June 30, 2014, respectively. Also at June 30, 2014 fair value of interest rate swaps was $3 million included in accrued expenses.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $8 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at June 30, 2014.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2014 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$27	$—	$—	$27
Interest rate swap agreements	Other assets	—	1	—	1
Currency forward contracts	Prepaid expenses and other current assets	—	5	—	5

Total		$27	$6	$—	$33

Liabilities
Interest rate swap agreements	Accrued Expenses	$—	$3	$—	$3

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$407	$—	$—	$407
Interest rate swap agreements	Other assets	—	4	—	4
Currency forward contracts	Prepaid expenses and other current assets	—	2	—	2

Total		$407	$6	$—	$413

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

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts. The Company expects to reclassify in the next twelve months approximately $4 million from other comprehensive income (loss) into earnings related to the Company’s INR forward contracts.

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

As of June 30, 2014, there have been no indicators of impairment of the trade name since the March 31, 2014 impairment test.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2013 and June 30, 2014 (in millions):

	December 31, 2013		June 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$3,530	$3,548	$2,458	$2,464
Fixed rate debt	2,862	3,024	2,213	2,357

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

8. Equity:

On March 31, 2014, SunGard completed the split-off of its AS business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis. The following rollforwards of stockholders’ equity for SCC, SCCII, and SunGard and non-controlling interest for SCC are provided to illustrate the impact of the AS split-off on stockholders’ equity and non-controlling interest for the six months ended June 30, 2014.

On March 31, 2014, SCCII exchanged all of the common stock of SpinCo for 2,358,065 shares of its preferred stock held by its stockholders, which was recorded as treasury stock at the book value of the investment SCCII had in SpinCo.

Stock-based Compensation

As a result of the split-off, the proportion of preferred stock of SCCII included in each “Unit” of equity in the Parent Companies changed from 0.05 shares to 0.038 shares, while there was no change in the proportion of the Class A or Class L common stock of SCC. Accordingly, post-split, a “Unit” consists 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.038 shares of preferred stock of SCCII.

Also on March 31, 2014, in conjunction with the exchange of preferred stock of SCCII for the common stock of SpinCo, SCC and SCCII amended all outstanding share-based awards to comply with the existing anti-dilution provisions in the SunGard 2005 Management Incentive Plan as amended (the “Plan”), and respective share-based award agreements. The anti-dilution provisions require modification of the share-based awards in certain circumstances in order to prevent enlargement or dilution of benefits intended to be made available under the Plan.

To comply with the requirement of the Plan, all outstanding options and other long-term incentive equity awards were modified to (i) maintain the ratio of the exercise or base price to the fair market value of the stock prior to the modification and (ii) increase the quantity granted to maintain the intrinsic value of the awards based on the new Unit price and the new SpinCo share price, as applicable. In addition, all outstanding share-based awards were modified such that employees remaining with SunGard would hold awards in SunGard only and employees of AS would hold awards in SpinCo only. In order to achieve this result, all outstanding awards held by employees of AS were converted post-split into SpinCo Awards. There was no incremental stock-based compensation expense as a result of these modifications.

A rollforward of SCC’s stockholders’ equity for the six months ended June 30, 2014 is as follows (in millions):

	SunGard Capital Corp. stockholders
			Permanent equity
	Class L - temporary equity	Class A - temporary equity	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Permanent equity

Balances at December 31, 2013	$58	$4	$2,482	$(47)	$(3,497)	$16	$(1,046)
Net income (loss)	—	—	—	—	(427)	—	(427)
Foreign currency translation	—	—	—	—	—	21	21
Net unrealized gain (loss) on derivative instruments	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	22	—	—	—	22
Issuance of common and preferred stock	—	—	(9)	10	—	—	1
Purchase of treasury stock	—	—	—	(5)	—	—	(5)
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	—	171	—	4	(82)	93
Impact of modification of SunGard Awards	3	—	—	—	—	—	—
Impact of modification of SpinCo Awards	(8)	—	13	—	—	—	13
Transfer intrinsic value of vested restricted stock units to temporary equity	12	—	(19)	—	—	—	(19)
Termination of put options due to employee terminations	(12)	(1)	14	—	—	—	14
Other	—	—	(8)	—	—	—	(8)

Balances at June 30, 2014	$53	$3	$2,666	$(42)	$(3,920)	$(47)	$(1,343)

A rollforward of SCC’s noncontrolling interest for the six months ended June 30, 2014 is as follows (in millions):

	Noncontrolling interest
	Temporary equity	Permanent equity	Total

Balances at December 31, 2013	$42	$1,741	$1,783
Net income (loss)	—	90	90
Issuance of common and preferred stock	—	—	—
Purchase of treasury stock	—	(2)	(2)
Impact of exchange of SpinCo common stock for SCCII preferred stock	(1)	(428)	(429)
Impact of modification of SunGard Awards	(4)	—	(4)
Impact of modification of SpinCo Awards	(6)	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	7	—	7
Termination of put options due to employee terminations	(6)	5	(1)

Balances at June 30, 2014	$32	$1,406	$1,438

A rollforward of SCCII’s stockholders’ equity for the six months ended June 30, 2014 is as follows (in millions):

		Permanent equity
	Temporary equity	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total permanent equity

Balances at December 31, 2013	$37	$3,501	$(29)	$(2,708)	$16	$780
Net income (loss)	—	—	—	(337)	—	(337)
Foreign currency translation	—	—	—	—	21	21
Net unrealized gain (loss) on derivative instruments	—	—	—	—	(2)	(2)
Stock compensation expense	—	22	—	—	—	22
Issuance of preferred stock	—	(5)	5	—	—	—
Purchase of treasury stock	—	—	(3)	—	—	(3)
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	(4)	(258)	4	(82)	(340)
Impact of modification of SunGard Awards	(4)	4	—	—	—	4
Impact of modification of SpinCo Awards	(6)	6	—	—	—	6
Transfer intrinsic value of vested restricted stock units to temporary equity	7	(7)	—	—	—	(7)
Termination of put options due to employee terminations	(6)	6	—	—	—	6
Other	—	(14)	—	—	—	(14)

Balances at June 30, 2014	$28	$3,509	$(285)	$(3,041)	$(47)	$136

A rollforward of SunGard’s stockholders’ equity for the six months ended June 30, 2014 is as follows (in millions):

	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balances at December 31, 2013	$3,513	$(2,708)	$16	$821
Net income (loss)	—	(337)	—	(337)
Foreign currency translation	—	—	21	21
Net unrealized gain (loss) on derivative instruments	—	—	(2)	(2)
Stock compensation expense	22	—	—	22
Distribute AS to parent	(146)	(112)	(82)	(340)
Other	(16)	—	—	(16)

Balances at June 30, 2014	$3,373	$(3,157)	$(47)	$169

A rollforward of SCC’s equity for the six months ended June 30, 2013 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total

Balances at December 31, 2012	$45	$5	$(961)	$(911)	$26	$1,575	$1,601
Net income (loss)	—	—	(104)	(104)	1	71	72
Foreign currency translation	—	—	(44)	(44)	—	—	—
Net unrealized gain on derivative instruments	—	—	1	1	—	—	—
Stock compensation expense	—	—	23	23	—	—	—
Purchase of treasury stock	—	—	(4)	(4)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units to temporary equity	12	—	(21)	(9)	8	—	8
Termination of put options due to employee terminations	(8)	(1)	11	2	(4)	2	(2)
Other	—	—	(11)	(11)	—	—	—

Balances at June 30, 2013	$49	$4	$(1,110)	$(1,057)	31	1,646	$1,677

9. Income Taxes:

The effective income tax rates for the six month periods ended June 30, 2014 and 2013 were 24% and 30%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. For the six months ended June 30, 2014, the benefit for income taxes includes a benefit of $138 million recorded as a discrete item related to the impairment of the trade name, an expense of $46 million recorded as a discrete item due to changes in certain state deferred tax rates, primarily driven by the change in the legal entity ownership of the trade name caused by the split-off of AS, and an expense of $9 million recorded as a discrete item to increase the valuation allowance on state net operating losses driven by the change in management’s judgment of their realizability due to the split-off of AS. In evaluating the realizability of deferred tax assets, management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

In connection with the split-off of AS, a Tax Sharing and Disaffiliation Agreement (the “Agreement”) was entered into on March 31, 2014 by the Company and SpinCo. Pursuant to the Agreement, the parties allocated responsibility for U.S. federal, state and local and foreign income and other taxes relating to taxable periods before and after the split-off, and provided for computation and apportionment of tax liabilities and tax benefits between the parties. SpinCo is generally responsible for all taxes attributable to the AS business for periods subsequent to the split-off and non-income related taxes attributable to the AS business for any taxable period before and after the date of the split-off. The Company retains responsibility for U.S. federal, state and local and foreign income taxes for periods ending on or before the date of the split-off.

10. Segment Information:

Following the split-off of AS, the Company re-evaluated its reportable segments in accordance with ASC 280 and determined that the Company has two reportable segments: FS and PS&E. The disclosures below only reflect the segment results of continuing operations for the periods presented.

The Company evaluates the performance of its segments based on Adjusted EBITDA. Adjusted EBITDA is defined as operating income before the following items:

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

The operating results for the three months ended June 30, 2014 and 2013 for each segment follow (in millions):

Three Months Ended June 30, 2014	FS	PS&E	Sum of Segments
Revenue	$618	$55	$673
Adjusted EBITDA	154	17	171
Adjusted EBITDA margin	24.9%	31.3%	25.4%
Year over Year revenue change	—%	6%	—%
Year over Year Adjusted EBITDA change	(12)%	1%	(11)%

Three Months Ended June 30, 2013
Revenue	$620	$52	$672
Adjusted EBITDA	174 (1)	18	192
Adjusted EBITDA margin	28.2%	33.0%	28.5%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended June 30,
	2013	2014

Adjusted EBITDA (sum of segments)	$192	$171
Corporate	(11)	(12)
Depreciation (2)	(25)	(27)
Amortization of acquisition-related intangible assets	(47)	(41)
Severance and facility closure costs	(2)	(2)
Stock compensation expense	(11)	(11)
Management fees	(2)	(1)
Other costs (included in operating income)	(3)	—
Interest expense, net	(79)	(72)
Other income (expense)	(2)	—

Income (loss) from continuing operations before income taxes	$10	$5

Depreciation, amortization, and capital expenditures by segment follow (in millions):

	FS	PS&E	Sum of Segments	Corporate	Total
Three Months Ended June 30, 2014
Depreciation (2)	$24	$2	$26	$1	$27
Amortization of acquisition-related intangible assets	38	2	40	1	41
Capital expenditures	27	3	30	—	30

	FS	PS&E	Sum of Segments	Corporate	Total
Three Months Ended June 30, 2013
Depreciation (2)	$23	$1	$24	$1	$25
Amortization of acquisition-related intangible assets	43	4	47	—	47
Capital expenditures	19	2	21	1	22

The operating results for the six months ended June 30, 2014 and 2013 for each segment follow (in millions):

Six Months Ended June 30, 2014	FS	PS&E	Sum of Segments
Revenue	$1,218	$108	$1,326
Adjusted EBITDA	293	33	326
Adjusted EBITDA margin	24.1%	30.7%	24.6%
Year over Year revenue change	1%	6%	1%
Year over Year Adjusted EBITDA change	(3)%	5%	(2)%

Six Months Ended June 30, 2013
Revenue	$1,209	$102	$1,311
Adjusted EBITDA	302	32	334
Adjusted EBITDA margin	25.0%	31.1%	25.5%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Six Months Ended June 30,
	2013	2014

Adjusted EBITDA (sum of segments)	$334	$326
Corporate	(24)	(22)
Depreciation (2)	(49)	(51)
Amortization of acquisition-related intangible assets	(95)	(84)
Trade name impairment charge	—	(339)
Severance and facility closure costs	(3)	(7	) (3)
Stock compensation expense	(20)	(20)
Management fees	(3)	(3)
Other costs (included in operating income)	(6)	(12)
Interest expense, net	(169)	(146)
Loss on extinguishment of debt	(5)	(61)
Other income (expense)	(2)	—

Income (loss) from continuing operations before income taxes	$(42)	$(419)

Depreciation, amortization, and capital expenditures by segment follow (in millions):

	FS	PS&E	Sum of Segments	Corporate	Total
Six Months Ended June 30, 2014
Depreciation (2)	$46	$4	$50	$1	$51
Amortization of acquisition-related intangible assets	79	4	83	1	84
Capital expenditures	53	5	58	—	58

	FS	PS&E	Sum of Segments	Corporate	Total
Six Months Ended June 30, 2013
Depreciation (2)	$45	$3	$48	$1	$49
Amortization of acquisition-related intangible assets	87	8	95	—	95
Capital expenditures	41	4	45	1	46

(1)	During the second quarter of 2013, the Company completed a review of its accounting practices related to vacation pay obligations. In countries where the vacation policy stipulated that vacation days earned in the current year must be used in that same year, the Company adjusted its quarterly estimate of accrued vacation costs to better match expense recognition with amounts payable to employees when leaving the Company. The results for the three months ended June 30, 2013 included an $10 million decrease to costs and expenses due to the change in estimate for the accrued vacation.
(2)	Includes amortization of capitalized software.
(3)	Includes $6 million of severance and $1 million of lease exit costs mostly in FS.

11. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures, which occurred during the six months ended June 30, 2014 (in millions):

	Balance December 31, 2013	Expense related to 2014 actions	Payments	Other adjustments*	Balance June 30, 2014
Workforce-related	$14	$8	$(15)	$(2)	$5
Facilities	15	1	(2)	—	14

Total	$29	$9	$(17)	$(2)	$19

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation and other adjustments.

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of estimated sublease income. The lengths of these obligations vary by lease with the majority ending in 2019.

12. Related Party Transactions:

Sponsor Transactions

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 million of management fees in sales, marketing and administration expenses during each of the three months ended June 30, 2013 and June 30, 2014, respectively. In the three months ended June 30, 2013 the Company recorded approximately $1 million of management fees in income (loss) from discontinued operations. The Company recorded $3 million and $4 million of management fees in sales, marketing and administration expenses for the six months ended June 30, 2013 and 2014, respectively. In the six months ended June 30,

2013 the Company recorded approximately $2 million of management fees in income (loss) from discontinued operations. At December 31, 2013 and June 30, 2014, the Company had accrued management fees due to Sponsors included in other accrued expenses of $4 million and $2 million, respectively.

In March 2014, in connection with the split-off of the AS business, the Company and the Sponsors amended the management agreement to increase the management fee prospectively effective April 1, 2014 from 1% of adjusted EBITDA to 1.1% of adjusted EBITDA per quarter for five of seven of the Company’s Sponsors and fixed payments of $50,000 per quarter for each of the two remaining Sponsors.

In addition to the amounts above, on March 31, 2014 the Company recorded $15 million of management fees, which is included in income (loss) from discontinued operations, as provided in the Management Agreement for services rendered in connection with the issuance of the $1.025 billion SpinCo Term Loan and $425 million of SpinCo Notes. Also during the first quarter of 2014, the Company recorded $1 million of management fees which is included in income (loss) from discontinued operations resulting from the sale of two FS businesses.

In addition to management fees, one of our Sponsors, Goldman Sachs & Co. and/or its respective affiliates, received fees of approximately $1 million for the six months ended June 30, 2013 in connection with amendments of SunGard’s Credit Agreement. For the six months ended June 30, 2014, an immaterial amount of fees were paid to Goldman Sachs & Co. and/or its respective affiliates.

The Company’s Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with SunGard to use its products and services, or for SunGard to use the Sponsors affiliates’ products and services, in the ordinary course of business, which often result in revenues or costs to SunGard in excess of $120,000 annually. These transactions are entered into at arms-length terms. In the aggregate, the arrangements are not material to SunGard’s results of operations.

AS Transactions

In connection with the split-off, the following agreements, among others, were entered into on March 31, 2014:

(i) a Trademark License Agreement (the “Trademark License Agreement”) between a wholly-owned subsidiary of SunGard that owns the trademark “SunGard” and AS. The Trademark License Agreement sets forth the terms under which AS and its affiliates are permitted to use the mark “SUNGARD AVAILABILITY SERVICES.” During the first two years following the split-off, the use of the licensed mark is royalty free. In years 3 through 5, AS will pay a royalty payment of 0.30% of their worldwide revenue, subject to certain exceptions. In years 6 and 7, the royalty will be reduced to 0.15% and 0.075%, respectively. Following year 7, AS will have a perpetual, royalty-free license to use the mark going forward assuming they maintain compliance with the Trademark License Agreement.

(ii) a Transition Services Agreement (“TSA”) whereby SunGard agreed to provide certain transitional and administrative support services, including employee benefits services, to AS and AS agreed to provide transitional and administrative support services to SunGard generally for up to twelve months;

(iii) a term sheet to negotiate amendments to the Global Master Services Agreement (“GMSA”) to replace existing agreements under which AS provides certain availability services, managed services, and recovery services to SunGard. Broadly, SunGard and AS have agreed to amend the GMSA to reflect terms agreed to by the parties including a provision that from the split-off to a period ending March 31, 2016, SunGard would spend an agreed to minimum under the GMSA. For the three months ended June 30, 2014, the Company incurred expenses of $9 million for services provided under the GMSA, of which approximately $4 million, $3 million and $2 million were included in cost of sales and direct operating expenses; sales, marketing and administration expenses; and development and maintenance expenses, respectively, in the consolidated statement of comprehensive income (loss). At June 30, 2014, the Company had recorded approximately $1 million of accounts receivable from AS under the GMSA; and

(iv) a Tax Sharing and Disaffiliation Agreement (the “Agreement”) between the Company and SpinCo. Pursuant to the Agreement, the parties allocated responsibility for U.S. federal, state and local and foreign income and other taxes relating to taxable periods before and after the split-off, and provided for computation and apportionment of tax liabilities and tax benefits between the parties. AS is generally responsible for all taxes attributable to the AS business for periods subsequent to the split-off and non-income related taxes attributable to the AS business for any taxable period before and after the date of the split-off. The Company retains responsibility for U.S. federal, state and local and foreign income taxes for periods ending on or before the date of the split-off.

13. Commitments and Contingencies:

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

The Company evaluates, on a regular basis, developments in its legal matters. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. At June 30, 2014, the Company has not accrued for any outstanding patent infringement, indemnification or other legal matters.

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

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) on behalf of itself and nine other states is currently examining the books and records of certain wholly owned subsidiaries of the Company to determine compliance with the unclaimed property laws. The scope of its examination is for periods dating back to 1981. The potential exposure related to the examination is not currently determinable.

14. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2013 and June 30, 2014, and for the three and six month periods ended June 30, 2013 and 2014 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2013.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2013
	Parent Company		Guarantor Subsidiaries (c)		Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$403		$4		$268	$—		$675
Intercompany balances	—		3,078		715	(3,793)		—
Trade receivables, net	7		399	(a)	251	—		657
Prepaid expenses, taxes and other current assets	1,455	(b)	39		46	(1,417	) (b)	123
Assets of discontinued operations	18		1,719		790	(11)		2,516

Total current assets	1,883		5,239		2,070	(5,221)		3,971
Property and equipment, net	—		88		64	—		152
Intangible assets, net	105		1,427		291	—		1,823
Deferred income taxes	30		—		—	(30)		—
Intercompany balances	220		5		98	(323)		—
Goodwill	—		3,097		731	—		3,828
Investment in subsidiaries	8,826		2,081		—	(10,907)		—

Total Assets	$11,064		$11,937		$3,254	$(16,481)		$9,774

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$286		$—		$4	$—		$290
Intercompany balances	3,793		—		—	(3,793)		—
Accounts payable and other current liabilities	71		1,917	(b)	438	(1,417	) (b)	1,009
Liabilities related of discontinued operations	—		565		245	(11)		799

Total current liabilities	4,150		2,482		687	(5,221)		2,098
Long-term debt	5,894		—		200	—		6,094
Intercompany debt	103		—		220	(323)		—
Deferred and other income taxes	96		622		51	(30)		739
Other liabilities	—		7		15	—		22

Total liabilities	10,243		3,111		1,173	(5,574)		8,953

Total stockholders’ equity	821		8,826		2,081	(10,907)		821

Total Liabilities and Stockholders’ Equity	$11,064		$11,937		$3,254	$(16,481)		$9,774

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	The Company pushes down tax liabilities associated with the consolidated and combined filings in U.S. federal, state and local jursidictions from the Parent Company to its Gurantor Subsidiaries. As these intercompany balances have not been historically settled, this entry eliminates the accumulated Parent Company income tax receivable balance with Gurantor Subisidiaries’ income tax liability balance.
(c)	The Supplemental Condensed Consolidating Balance Sheet for the Guarantor Subsidiaries for December 31, 2013 has been revised to present investment in subsidiaries related to discontinued operations within the investment in subsidiary caption. The portion of the Guarantor’s investment in subsidiary which related to discontinued operations had previously been presented separately in the assets of discontinued operations caption.

While these revisions have no impact on the previously reported total assets of the Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Guarantor Subsidiaries, assets of discontinued operations changed from $1,810 million to $1,719 million; total current assets changed from $5,330 million to $5,239 million; and investment in subsidiaries changed from $1,990 million to $2,081 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Balance Sheet for any period.

(in millions)	Supplemental Condensed Consolidating Balance Sheet June 30, 2014
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$30		$1		$283	$—		$314
Intercompany balances	—		2,814		657	(3,471)		—
Trade receivables, net	12		368	(a)	160	—		540
Prepaid expenses, taxes and other current assets	65	(b)	46		41	(6	) (b)	146

Total current assets	107		3,229		1,141	(3,477)		1,000
Property and equipment, net	—		89		63	—		152
Intangible assets, net	72		1,041		283	—		1,396
Deferred income taxes	13		—		—	(13)		—
Intercompany balances	220		6		131	(357)		—
Goodwill	—		3,095		732	—		3,827
Investment in subsidiaries	8,038		1,578		—	(9,616)		—

Total Assets	$8,450		$9,038		$2,350	$(13,463)		$6,375

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$—		$—		$2	$—		$2
Intercompany balances	3,471		—		—	(3,471)		—
Accounts payable and other current liabilities	48		467	(b)	353	(6	) (b)	862

Total current liabilities	3,519		467		355	(3,477)		864
Long-term debt	4,529		—		140	—		4,669
Intercompany debt	137		—		220	(357)		—
Deferred and other income taxes	96		515		43	(13)		641
Other liabilities	—		18		14	—		32

Total liabilities	8,281		1,000		772	(3,847)		6,206

Total stockholders’ equity	169		8,038		1,578	(9,616)		169

Total Liabilities and Stockholders’ Equity	$8,450		$9,038		$2,350	$(13,463)		$6,375

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	The Company pushed down tax liabilities associated with the consolidated and combined filings in U.S. federal, state, and local jurisdictions. During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$468	$306	$(102)	$672

Costs and expenses:
Cost of sales and administrative expenses	22	347	242	(102)	509
Depreciation and amortization	—	16	9	—	25
Amortization of acquisition-related intangible assets	1	34	12	—	47

Total costs and expenses	23	397	263	(102)	581

Operating income (loss)	(23)	71	43	—	91
Net interest income (expense)	(72)	—	(7)	—	(79)
Equity in earnings of unconsolidated subsidiary	94	47	—	(141)	—
Other income (expense)	—	—	(2)	—	(2)

Income (loss) from continuing operations before income taxes	(1)	118	34	(141)	10
Benefit from (provision for) income taxes	29	(31)	(3)	—	(5)

Income (loss) from continuing operations	28	87	31	(141)	5
Income (loss) from discontinued operations, net of tax	(13)	7	16	—	10

Net income (loss)	$15	$94	$47	$(141)	$15

Comprehensive income (loss)	$11	$87	$40	$(127)	$11

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$479	$316	$(122)	$673

Costs and expenses:
Cost of sales and administrative expenses	23	377	250	(122)	528
Depreciation and amortization	—	16	11	—	27
Amortization of acquisition-related intangible assets	—	29	12	—	41

Total costs and expenses	23	422	273	(122)	596

Operating income (loss)	(23)	57	43	—	77
Net interest income (expense)	(67)	—	(5)	—	(72)
Equity in earnings of unconsolidated subsidiary	65	29	—	(94)	—
Other income (expense)	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(25)	86	38	(94)	5
Benefit from (provision for) income taxes	28	(21)	(9)	—	(2)

Income (loss) from continuing operations	3	65	29	(94)	3
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$3	$65	$29	$(94)	$3

Comprehensive income (loss)	$(3)	$68	$32	$(100)	$(3)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$918	$577	$(184)	$1,311

Costs and expenses:
Cost of sales and administrative expenses	43	685	489	(184)	1,033
Depreciation and amortization	—	31	18	—	49
Amortization of acquisition-related intangible assets	1	70	24	—	95

Total costs and expenses	44	786	531	(184)	1,177

Operating income (loss)	(44)	132	46	—	134
Net interest income (expense)	(156)	—	(13)	—	(169)
Equity in earnings of unconsolidated subsidiary	135	55	—	(190)	—
Other income (expense)	(5)	—	(2)	—	(7)

Income (loss) from continuing operations before income taxes	(70)	187	31	(190)	(42)
Benefit from (provision for) income taxes	62	(61)	11	—	12

Income (loss) from continuing operations	(8)	126	42	(190)	(30)
Income (loss) from discontinued operations, net of tax	(24)	9	13	—	(2)

Net income (loss)	$(32)	$135	$55	$(190)	$(32)

Comprehensive income (loss)	$(80)	$88	$14	$(102)	$(80)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$950	$584	$(208)	$1,326

Costs and expenses:
Cost of sales and administrative expenses	48	733	491	(208)	1,064
Depreciation and amortization	—	31	20	—	51
Amortization of acquisition-related intangible assets	—	59	25	—	84
Trade name impairment charges	—	339	—	—	339

Total costs and expenses	48	1,162	536	(208)	1,538

Operating income (loss)	(48)	(212)	48	—	(212)
Net interest income (expense)	(136)	—	(10)	—	(146)
Equity in earnings of unconsolidated subsidiary	(133)	36	—	97	—
Other income (expense)	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes	(378)	(176)	38	97	(419)
Benefit from (provision for) income taxes	68	42	(11)	—	99

Income (loss) from continuing operations	(310)	(134)	27	97	(320)
Income (loss) from discontinued operations, net of tax	(27)	1	9	—	(17)

Net income (loss)	$(337)	$(133)	$36	$97	$(337)

Comprehensive income (loss)	$(400)	$(191)	$9	$182	$(400)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$(32)	$135	$55	$(190)	$(32)
Income (loss) from discontinued operations	(24)	9	13	—	(2)

Income (loss) from continuing operations	(8)	126	42	(190)	(30)
Non cash adjustments	(88)	37	43	190	182
Changes in operating assets and liabilities	(64)	57	(9)	—	(16)

Cash flow from (used in) continuing operations	(160)	220	76	—	136
Cash flow from (used in) discontinued operations	(52)	149	73	—	170

Cash flow from (used in) operations (a)	(212)	369	149	—	306

Investment activities:
Intercompany transactions	201	(144)	23	(80)	—
Cash paid for acquired businesses, net of cash acquired	—	(1)	—	—	(1)
Cash paid for property and equipment and software	—	(31)	(15)	—	(46)
Other investing activities	—	—	—	—	—

Cash provided by (used in) continuing operations	201	(176)	8	(80)	(47)
Cash provided by (used in) discontinued operations	134	(124)	(14)	(50)	(54)

Cash provided by (used in) investment activities	335	(300)	(6)	(130)	(101)

Financing activities:
Intercompany dividends	—	(40)	(40)	80	—
Net repayments of long-term debt	(136)	—	(50)	—	(186)
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(151)	(40)	(90)	80	(201)
Cash provided by (used in) discontinued operations	—	(25)	(25)	50	—

Cash provided by (used in) financing activities	(151)	(65)	(115)	130	(201)

Effect of exchange rate changes on cash	—	—	(12)	—	(12)

Increase (decrease) in cash and cash equivalents	(28)	4	16	—	(8)
Beginning cash and cash equivalents (b)	220	(3)	329	—	546

Ending cash and cash equivalents (b)	$192	$1	$345	$—	$538

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the six months ended June 30, 2013, the Parent Company allocated approximately $106 million of tax liabilities to its Guarantor Subsidiaries.
(b)	Includes cash of discontinued operations

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$(337)	$(133)	$36	$97	$(337)
Income (loss) from discontinued operations	(27)	1	9	—	(17)

Income (loss) from continuing operations	(310)	(134)	27	97	(320)
Non cash adjustments	238	291	43	(97)	475
Changes in operating assets and liabilities	(98)	46	(17)	—	(69)

Cash flow from (used in) continuing operations	(170)	203	53	—	86
Cash flow from (used in) discontinued operations	(43)	52	25	—	34

Cash flow from (used in) operations (a)	(213)	255	78	—	120

Investment activities:
Intercompany transactions	85	(75)	38	(48)	—
Cash paid for property and equipment and software	(1)	(36)	(21)	—	(58)

Cash provided by (used in) continuing operations	84	(111)	17	(48)	(58)
Cash provided by (used in) discontinued operations	1,041	(41)	(995)	—	5

Cash provided by (used in) investment activities	1,125	(152)	(978)	(48)	(53)

Financing activities:
Intercompany dividends	—	(24)	(24)	48	—
Net repayments of long-term debt	(1,269)	—	(62)	—	(1,331)
Other financing activities	(16)	—	—	—	(16)

Cash provided by (used in) continuing operations	(1,285)	(24)	(86)	48	(1,347)
Cash provided by (used in) discontinued operations	—	(80)	967	—	887

Cash provided by (used in) financing activities	(1,285)	(104)	881	48	(460)

Effect of exchange rate changes on cash	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(373)	(1)	(18)	—	(392)
Beginning cash and cash equivalents (b)	403	2	301	—	706

Ending cash and cash equivalents	$30	$1	$283	$—	$314

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the six months ended June 30, 2014, the Parent Company allocated approximately $96 million of tax liabilities to its Guarantor Subsidiaries.

During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances balances in the amount of approximately $1.5 billion. Therefore, these transactions are not reflected in the Condensed Consolidating Statement of Cash Flows presented above.

(b)	Includes cash of discontinued operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in the Registration Statement on Form S-1 for the year ended December 31, 2013, in which the Company updated its financial statements, and presumes that readers are familiar with the discussion and analysis in these filings. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SunGard, which are materially the same as the results of operations and financial condition of SCC and SCCII. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

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

Results of Operations:

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

On a GAAP basis, the Company generated revenue of $673 million, operating income of $77 million, and income from continuing operations of $3 million for the three months ended June 30, 2014. These results compare to revenue of $672 million, operating income of $91 million, and income from continuing operations of $5 million for the three months ended June 30, 2013.

The following table presents the Company’s financial results, including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income, which we believe to be a comparable financial measure.

SunGard:

			Year over Year Change
	Three Months Ended June 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$596	$617	4%		3%
License & resale fee revenue	67	47	(30)%		(31)%
Reimbursed expense revenue	9	9	(2)%		(3)%

Total revenue	$672	$673	—%		(1)%

Adjusted EBITDA	$181	$159	(12)%		(12)%
Adjusted EBITDA margin	26.9%	23.7%	(3.3	) pts	(3.0	) pts

Reconciliation of Adjusted EBITDA to operating income:
Depreciation (1)	(25)	(27)	(7)%		(6)%
Amortization of acquisition-related intangible assets	(47)	(41)	11%		11%
Severance and facility closure costs	(2)	(2)	4%		7%
Stock compensation expense	(11)	(11)	(4)%		(4)%
Management fees	(2)	(1)	(18)%		(18)%
Other costs (included in operating income)	(3)	—	109%		108%

Operating income	$91	$77	(16)%		(16)%

Operating income margin	13.6%	11.4%	(2.2	) pts	(2.0	) pts

(1)	Includes amortization of capitalized software development.

pts = percentage points

Our business is organized into two segments, FS and PS&E. Certain expenses are not included in the results of these two segments, such as Corporate spending. Corporate spending includes supporting functions such as corporate treasury, finance, tax and some internal legal services.

Total Revenue:

Our FS segment represents approximately 92% of consolidated revenue and PS&E represents approximately 8% of consolidated revenue.

For the second quarter of 2014, revenue was $673 million, flat from the second quarter of 2013. On a constant currency basis, revenue decreased 1% in the quarter.

Reported services revenue increased $21 million, or 4%, year to year. Within services revenue, we experienced growth in professional services, managed services and software maintenance as a result of the ongoing investments we have made in our products, services and sales. Recent sales performance and improved customer retention are helping to drive the improvement in services revenue which increased 3% on a constant-currency basis.

Our services revenue growth is being driven, to some extent, by our investment in sales resources, which we made in order to help increase the penetration of our advanced technologies and services, which we expect to be the foundation of our future revenue growth. Because so much of our revenue comes from multi-year contracts, these resources will generate both current period revenue and increase backlog for future periods.

License and resale fee revenue includes revenue from sales of term and perpetual software licenses and resale fees from the resale of third party software licenses and/or equipment. On a constant currency basis, software license and resale revenue decreased 31% due primarily to timing of renewals and certain large software sales contracted in the prior year quarter. In addition, we had solid license fee growth in the fourth quarter of 2013 and the first quarter of 2014, resulting in a sales pipeline that was relatively immature in the second quarter of 2014.

Total Operating Margin:

Our total operating margin was 11.4% for the three months ended June 30, 2014, compared to 13.6% for the three months ended June 30, 2013. Total operating margin declined 2.0 points on a constant-currency basis. The more significant factors impacting the 2.0 margin point decrease are the following:

•	The decrease in the FS Adjusted EBITDA margin decreased the total operating margin by 3.0 points due primarily to a change in the mix of revenue from higher margin software licenses to managed and professional services and to investments in sales, professional services and managed services infrastructure, and development resources, partially offset by increased capitalization of software development costs and a decrease in facilities costs due to prior year restructuring actions. Total operating margin was also impacted by the change in the vacation policy in the second quarter of 2013 which was a non-recurring benefit in 2013; and

•	The decrease in amortization of acquisition-related intangible assets increased margin by 0.8 points, due primarily to software intangible assets that were fully amortized during 2013.

Adjusted EBITDA:

Reported Adjusted EBITDA was $159 million, a decrease of 12% from the prior year period. On a constant-currency basis, our Adjusted EBITDA margin decreased 3.0 points to 23.9% in the second quarter of 2014. The decline in Adjusted EBITDA margin was driven primarily by a $21 million license fee revenue decrease. Spending in the quarter was approximately $16 million higher than the prior year quarter on a constant-currency basis due mainly to the $10 million benefit from the vacation policy change made in the second quarter of 2013 and investments in sales, professional services and development resources, partially offset by increased capitalization of software development costs and lower facilities costs due to prior year restructuring actions.

Financial Systems segment:

			Year over Year Change
	Three Months Ended June 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$552	$570	3%		2%
License & resale fee revenue	60	40	(34)%		(35)%
Reimbursed expenses revenue	8	8	(4)%		(5)%

Total Revenue	620	618	—%		(1)%
Adjusted EBITDA	174	154	(12)%		(12)%
Adjusted EBITDA margin	28.2%	24.9%	(3.3	) pts	(3.1	) pts

Revenue:

FS reported revenue decreased $2 million in the second quarter of 2014 from the prior year period. On a constant currency basis, revenue decreased $9 million, or 1%, in the quarter. On a constant currency basis, services revenue increased $12 million, or 2%, in the second quarter of 2014 from the prior year period. Services revenue increased due to improvements in managed services, professional services and software maintenance as a result of the investments we have made in new products, services and sales, and was fairly broad-based across our portfolio. This growth was partially offset by our intentional exit from certain products and renegotiation of a single, large broker/dealer customer contract. Reported software license and resale fees were $40 million and decreased $21 million, or 35%, year to year on a constant currency basis. The year to year decrease is due primarily to decreases in software license sales which reflects strong sales of our new technologies in the prior year quarter and the timing of customer license renewals.

FS services revenue is comprised of (i) software maintenance, support and rentals, and managed services, all of which are highly recurring as a result of multi-year contracts; (ii) professional services, which are recurring in nature and which are mainly generated from implementation, integration and consulting services in connection with the sale of our products; and (iii) broker/dealer fees. FS services revenue represented 92% and 89% of total FS revenue for the three month periods ended June 30, 2014 and 2013, respectively. Over the past three fiscal years, approximately 72% of annual FS services revenue has been from software maintenance, support and rentals, and managed services; approximately 21% has been from professional services; and the remaining 7% has been from broker/dealer fees.

License fees over the past three years represent approximately 9% of total FS revenue and reflect both new customer licenses and renewal of term licenses by existing customers.

Adjusted EBITDA:

Reported and constant-currency FS Adjusted EBITDA was $154 million, a decrease of 12% from the prior year period. The constant-currency FS Adjusted EBITDA margin was 25.1% and 28.2% for the three months ended June 30, 2014 and 2013, respectively. The FS Adjusted EBITDA margin decrease was driven by a $21 million license fee decrease, the non-recurring $10 million benefit in the second quarter of 2013 related to the FS vacation policy change and an investment in sales and development resources, partially offset by increased capitalization of costs of software assets and lower facilities costs.

Public Sector & Education segment:

			Year over Year Change
	Three Months Ended June 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$44	$47	6%		6%
License & resale fee revenue	7	7	7%		7%
Reimbursed expenses revenue	1	1	18%		18%

Total Revenue	52	55	6%		6%
Adjusted EBITDA	18	17	1%		1%
Adjusted EBITDA margin	33.0%	31.3%	(1.7	) pts	(1.7	) pts

Revenue:

PS&E reported revenue and constant currency revenue increased $3 million, or 6%, for the three months ended June 30, 2014, from the corresponding period in 2013. Services revenue also increased $3 million, or 6%, due to new product offerings which are driving increases in professional services, managed services and software maintenance revenue growth. Revenue from license and resale fees grew 7%, from the prior year period driven primarily by sales of third party software.

PS&E services revenue is comprised of (i) software maintenance and support, and managed services, all of which are highly recurring as a result of multi-year contracts; and (ii) professional services, which are recurring in nature and which are mainly generated from implementation, integration and consulting services in connection with the sale of our products. PS&E services revenue represented 84% and 85% of total PS&E revenue for the three month periods ended June 30, 2014 and 2013, respectively. Over the past three years, approximately 80% of annual PS&E services revenue has been from software maintenance and support, and managed services; and approximately 20% has been from professional services.

License and resale revenue over the past three fiscal years represented approximately 14% of total PS&E revenue and reflect both new customer licenses and renewal of term licenses by existing customers.

Adjusted EBITDA:

Reported PS&E Adjusted EBITDA was $17 million, an increase of 1% from the prior period. On a constant currency basis, PS&E Adjusted EBITDA also increased 1%. The PS&E Adjusted EBITDA margin was 31.3% and 33.0% for the three months ended June 30, 2014 and 2013, respectively. The 1.7% margin point decline was driven by the relative mix of software and services revenue as we are adding services resources to accelerate customer delivery. The margin was also impacted by the investment that we are making in development and sales resources to drive future revenue growth.

Corporate:

			Year over Year Change
	Three Months Ended June 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Adjusted EBITDA	$(11)	$(12)	(6)%		(5)%
Adjusted EBITDA margin	(1.6)%	(1.7)%	(0.1	) pts	(0.1	) pts

Adjusted EBITDA:

The Adjusted EBITDA margin for corporate costs were (1.7)% and (1.6)% for the three months ended June 30, 2014 and 2013, respectively. Spending was essentially flat in the quarter with an increase in employment costs offset by a decrease in external services expenses.

Non-operating Expenses:

Interest expense and amortization of deferred financing costs:

Interest expense was $73 million and $79 million for the three months ended June 30, 2014 and 2013, respectively. The $6 million decrease in interest expense was due primarily to lower outstanding debt resulting from the term loan repayments in 2013 and the repayment of the senior secured notes on January 15, 2014.

Benefit from (provision for) income taxes:

The effective income tax rates for the three month periods ended June 30, 2014 and 2013 were 32% and 50%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. Changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

Income (loss) from discontinued operations, net of tax:

Income (loss) from discontinued operations, net of tax, was $10 million in the three months ended June 30, 2013. On March 31, 2014, SunGard split-off its AS business. Income (loss) from discontinued operations in 2013 reflects the results of our AS business and two FS subsidiaries that were sold in January 2014.

(Income) attributable to the noncontrolling interest (SCC only):

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $40 million and $47 million for the three months ended June 30, 2014 and 2013, respectively. The decrease in accreted dividends is due to the decrease in outstanding preferred shares resulting from the share exchange as part of the split-off of AS, partially offset by compounding of the cumulative, undeclared dividend.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

On a GAAP basis, the Company generated revenue of $1,326 million, an operating loss of $212 million, and a loss from continuing operations of $320 million for the six months ended June 30, 2014. The loss from continuing operations for the six months ended June 30, 2014 primarily reflects the pre-tax impact of (i) a $339 million trade name impairment charge, (ii) $12 million of costs for strategic initiatives, and (iii) a $61 million loss on the extinguishment of debt. These results compare to revenue of $1,311 million, operating income of $134 million, and a loss from continuing operations of $30 million for the six months ended June 30, 2013.

The following table presents SunGard’s financial results, including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income (loss), which we believe to be a comparable financial measure.

SunGard:

			Year over Year Change
	Six Months Ended June 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$1,194	$1,218	2%		1%
License & resale fee revenue	100	91	(9)%		(10)%
Reimbursed expense revenue	17	17	1%		—%

Total revenue	$1,311	$1,326	1%		—%

Adjusted EBITDA	$310	$304	(2)%		(3)%
Adjusted EBITDA margin	23.6%	23.0%	(0.7	) pts	(0.7	) pts

Reconciliation of Adjusted EBITDA to operating income:
Depreciation (1)	(49)	(51)	(4)%		(3)%
Amortization of acquisition-related intangible assets	(95)	(84)	11%		11%
Trade name impairment charge	—	(339)	—%		—%
Severance and facility closure costs	(3)	(7)	(130)%		(131)%
Stock compensation expense	(20)	(20)	(3)%		(3)%
Management fees	(3)	(3)	(16)%		(16)%
Other costs (included in operating income)	(6)	(12)	(114)%		(116)%

Operating income	$134	$(212)	(258)%		(260)%

Operating income margin	10.2%	(16.0)%	(26.2	) pts	(26.5	) pts

(1)	Includes amortization of capitalized software development.

pts = percentage points

Total Revenue:

Our FS segment represents approximately 92% of consolidated revenue and PS&E represents approximately 8% of consolidated revenue. For the six months ended June 30, 2014, reported revenue was $1,326 million, an increase of 1% from the prior year period. Total revenue on a constant-currency basis was flat for the six months ended June 30, 2014 from the prior year period.

Reported services revenue increased $24 million, or 2%, for the six months ended June 30, 2014 from the prior year. Services revenue represented 92% and 91% of total revenue for the six month periods ended June 30, 2014 and 2013, respectively. Within services revenue, we experienced growth in professional services, managed services and software maintenance as a result of the investments we have made in new products, services and sales. Recent sales performance and improved customer retention are helping to drive an improvement in services revenue. This was partially offset by a decline in software rentals resulting from attrition, the renegotiation of a single, large broker/dealer customer contract and certain intentional product exits.

License and resale fee revenue includes revenue from sales of term and perpetual software licenses and resale fees from the resale of third party software licenses and/or equipment. On a constant currency basis, software license and resale revenue decreased 10% due primarily to strong sales of our new technologies in the prior year period and the timing of customer license renewals.

Total Operating Margin:

Our total reported operating margin was a loss of (16.0)% for the six months ended June 30, 2014, compared to 10.2% for the six months ended June 30, 2013. Total operating margin declined 26.5% on a constant-currency basis. The more significant factors impacting the 26.5 margin point decrease are the following:

•	The $339 million trade name impairment in the first half of 2014 reduced that period’s operating margin by 25.7 points. There was no trade name impairment in the first half of 2013;

•	The decrease in the FS Adjusted EBITDA margin decreased the total operating margin by 0.9 points primarily due to a change in the mix of revenue from higher margin software licenses to professional and managed services and an investment in sales resources, partially offset by increased capitalization of software development costs and a decrease in facilities costs resulting from restructuring actions taken in the prior year;

•	The increase in strategic initiative expenses related to the split-off of AS, which are included in other costs within the preceding table and which are also included in sales, marketing and administration expenses in the Statements of Comprehensive Income (Loss) decreased the operating margin by 0.8 points; and

•	The decrease in amortization of acquisition-related intangible assets increased margin by 0.8 points, due primarily to software intangible assets that were fully amortized during 2013.

Adjusted EBITDA:

Reported Adjusted EBITDA was $304 million, a decrease of 2% from the prior year period. Our reported Adjusted EBITDA margin decreased 0.7 points to 23.0% in the six months ended June 30, 2014. On a constant-currency basis, our Adjusted EBITDA margin also decreased 0.7 points. The decline in Adjusted EBITDA margin was driven primarily by the $11 million license fee decrease. Increased capitalization of software development costs and lower facilities costs due to prior year restructuring actions were mostly offset by an investment in sales resources.

Financial Systems segment:

			Year over Year Change
	Six Months Ended June 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$1,107	$1,126	2%		1%
License & resale fee revenue	87	77	(12)%		(13)%
Reimbursed expenses revenue	15	15	(2)%		(2)%

Total Revenue	1,209	1,218	1%		—%
Adjusted EBITDA	302	293	(3)%		(4)%
Adjusted EBITDA margin	25.0%	24.1%	(0.9	) pts	(1.0	) pts

Revenue:

FS reported revenue increased $9 million, or 1%, in the first half of 2014 from the prior year period. On a constant currency basis, revenue was flat in the first half of 2014 compared to the prior year period.

On a constant currency basis, services revenue increased $9 million, or 1%, in the first half of 2014 from the prior year period. FS services revenue represented 85% and 84% of total FS revenue for the six month periods ended June 30, 2014 and 2013, respectively. Services revenue increased due to improvements in managed services, professional services and software maintenance. Investments we have made in new products, services and sales, particularly with our treasury, asset management and public sector solutions, where we saw strong acceptance of our technology and completed many customer installations, have led to this growth in these services. This growth was offset by decreases from intentional product exits and renegotiation of a single, large broker/dealer customer contract.

Software license and resale fees were $76 million and decreased $11 million, or 13%, year to year on a constant currency basis. The year to year decrease is due primarily to decreases in software license sales which reflects strong sales of our new technologies in the prior year period, particularly in the second quarter of 2013, and the timing of customer license renewals.

Adjusted EBITDA:

Reported FS Adjusted EBITDA was $293 million, a decrease of 3% from the prior year period. On a constant currency basis, FS adjusted EBITDA decreased 4%. The FS Adjusted EBITDA margin was 24.1% and 25.0% for the six months ended June 30, 2014 and 2013, respectively. The FS Adjusted EBITDA margin decrease was driven by the investment in sales resources and the $11 million license fee decrease, partially offset by increased capitalization of costs of software assets and lower facilities costs.

Public Sector & Education segment:

			Year over Year Change
	Six Months Ended June 30,		Reported		Constant Currency
	2013	2014
	(in millions)
Services revenue	$87	$92	5%		5%
License & resale fee revenue	13	14	10%		10%
Reimbursed expenses revenue	2	2	25%		25%

Total Revenue	102	108	6%		6%
Adjusted EBITDA	32	33	5%		5%
Adjusted EBITDA margin	31.1%	30.7%	(0.4	) pts	(0.4	) pts

Revenue:

PS&E reported revenue and constant currency revenue increased $6 million, or 6%, for the six months ended June 30, 2014, from the corresponding period in 2013. PS&E services revenue represented 85% and 86% of total PS&E revenue for the six month periods ended June 30, 2014 and 2013, respectively. Services revenue increased $5 million, or 5%, due to new product offerings which are driving increases in professional services and managed services revenue growth. Revenue from license and resale fees grew $1 million, or 10%, from the prior year period driven by strong acceptance of new public sector solutions.

Adjusted EBITDA:

Reported PS&E Adjusted EBITDA was $33 million, an increase of 5% from the prior period. On a constant currency basis, PS&E Adjusted EBITDA also increased 5%. The PS&E Adjusted EBITDA margin was 30.7% and 31.1% for the six months ended June 30, 2014 and 2013, respectively. The 0.4% margin decrease was driven by investments in development and sales resources to drive future revenue growth, partially offset by the relative mix of software and services revenue as we are adding services resources to accelerate customer delivery.

Corporate:

			Year over Year Change
	Six Months Ended June 30,		Reported		Constant Currency
	2013	2014
	(in millions)
Adjusted EBITDA	$(24)	$(22)	11%		11%
Adjusted EBITDA margin	(1.8)%	(1.6)%	0.2	pts	0.2	pts

Adjusted EBITDA:

The Adjusted EBITDA margin for corporate costs were (1.6)% and (1.8)% for the six months ended June 30, 2014 and 2013, respectively. The 0.2% margin improvement was due primarily to lower employee costs, including medical expenses.

Non-operating Expenses:

Interest expense and amortization of deferred financing costs:

Interest expense was $147 million and $169 million for the six months ended June 30, 2014 and 2013, respectively. The $22 million decrease in interest expense was due primarily to (i) approximately $10 million of non-capitalizable expenses associated with the March 2013 refinancing of the SunGard’s senior secured credit facility and (ii) lower outstanding debt resulting from the term loan repayments in 2013 and the repayment of the senior secured notes on January 15, 2014.

Loss on extinguishment of debt:

Loss on extinguishment of debt was $61 million and $5 million for the six months ended June 30, 2014 and 2013, respectively. The loss on extinguishment of debt for the six months ended June 30, 2014 includes (i) a $36 million loss associated with the exchange of SpinCo senior notes for a portion of SunGard Notes and (ii) the write-off of $25 million of deferred financing fees resulting from the repayment or retirement of debt during the first quarter (see Note 6 of Notes to Consolidated Financial Statements). Loss on extinguishment of debt for the six months ended June 30, 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinance of $2.2 billion of term loans.

Benefit from (provision for) income taxes:

The effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 24% and 30%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. For the six months ended June 30, 2014, the benefit for income taxes includes a benefit of $138 million recorded as a discrete item related to the impairment of the trade name, an expense of $46 million recorded as a discrete item due to changes in certain state deferred tax rates, which are primarily driven by the change in the legal entity ownership of the trade name caused by the split-off of AS, and an expense of $9 million recorded as a discrete item to increase the valuation allowance on state net operating losses driven by the change in management’s judgment of their realizability due to the split-off of AS. In evaluating the realizability of deferred tax assets, management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

Income (loss) from discontinued operations, net of tax:

Income (loss) from discontinued operations, net of tax, was $(17) million in the six months ended June 30, 2014 and $(2) million in the six months ended June 30, 2013. On March 31, 2014, we split-off our AS business. Income (loss) from discontinued operations reflects the results of our AS business and two FS subsidiaries that were sold in January 2014. Included in income (loss) from discontinued operations in the six months ended June 30, 2014 is a gain on the sale of the two FS businesses of approximately $23 million. Also included in income (loss) from discontinued operations in the six months ended June 30, 2014 is sponsor management fee expense of approximately $15 million payable under the Management Agreement for services rendered related to the AS term loan issuance of $1.025 billion and Spinco senior notes issuance of $425 million.

(Income) attributable to the noncontrolling interest (SCC only):

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $90 million and $72 million for the six months ended June 30, 2014 and 2013, respectively. The increase in accreted dividends is due to compounding of the cumulative, undeclared dividend, partially offset by the decrease in outstanding preferred shares resulting from the share exchange as part of the split-off of AS.

Liquidity and Capital Resources:

At June 30, 2014, our liquidity, a non-GAAP measure was as follows (in millions):

	December 31, 2013	June 30, 2014
Cash and cash equivalents	$706	$314
Capacity: Revolving Credit Facility	831	591
Capacity: Receivables Facility	46	23

Total Liquidity	$1,583	$928

Total liquidity represents the amount of cash and readily available sources of cash available for debt service and working capital needs. We use total liquidity to ensure we have an adequate amount of funds to meet our obligations, especially since we have a significant amount of debt outstanding.

Included in our total cash and cash equivalents of $314 million at June 30, 2014 was approximately $240 million held by our wholly owned non-U.S. subsidiaries that is available to fund operations and strategic investment opportunities abroad. Also, approximately $33 million of cash and cash equivalents at June 30, 2014 relates to our broker/dealer operations, some of which is not readily available for general corporate use.

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

Cash flow from continuing operations was $86 million for the six months ended June 30, 2014, a decrease of $50 million due to:

•	a $49 million increase in cash used by working capital due primarily to a lower contribution from accounts receivable collections, and higher incentive and other accrued expense payments. In the first half of 2013, accounts receivable collections were significantly improved due to our working capital initiatives;

•	a $16 million decrease in cash earned from operations, primarily due to transaction costs associated with the AS split-off; partially offset by

•	$10 million less income tax payments, net of refunds, and

•	$5 million less interest payments.

Net cash used by continuing operations in investing activities was $58 million in the six months ended June 30, 2014, comprised mainly of cash paid for property and equipment and capitalized software development. This compares to $47 million in the six months ended June 30, 2013, comprised mainly of cash paid for property and equipment and capitalized software development costs. The increase in capital spending is primarily due to higher capitalized software development costs related to our product investments.

Net cash used by continuing operations in financing activities was $1,347 million for the six months ended June 30, 2014, primarily related to repayment of $1,005 million of term loans in our senior secured credit facilities as part of the split-off of AS, repayment of the $250 million senior secured notes and $60 million of our accounts receivable facility term loan, and repayment of $7 million of our tranche A term loan. Net cash used by continuing operations in financing activities was $201 million for the six months ended June 30, 2013, primarily related to refinancing $2.2 billion of term loans and additional repayments of $109 million of term loans and $50 million of our accounts receivable facility revolver borrowings.

Total debt outstanding as of December 31, 2013 and June 30, 2014 consisted of the following (in millions):

	December 31, 2013	June 30, 2014	Change
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7	—	(7)
Tranche C due February 28, 2017, effective interest rate of 4.41% and 4.44%	427	400	(27)
Tranche D due January 31, 2020, effective interest rate of 4.50%	713	—	(713)
Tranche E due March 8, 2020, effective interest rate of 4.10% and 4.31%	2,183	1,918	(265)

Total Senior Secured Credit Facilities	3,330	2,318	(1,012)
Senior Secured Notes due 2014 at 4.875%	250	—	(250)
Senior Notes due 2018 at 7.375%	900	511	(389)
Senior Notes due 2020 at 7.625%	700	700	—
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000	—
Secured Accounts Receivable Facility, at 3.67% and 3.16%	200	140	(60)
Other, primarily foreign bank debt and capital lease obligations	4	2	(2)

Debt - continuing operations	6,384	4,671	(1,713)
Debt - discontinued operations	8	—	(8)

Total debt	$6,392	$4,671	$(1,721)

Leverage Metric per Credit Agreement	4.56x	5.64x	1.08x
Weighted Average Interest Rate	5.42%	5.61%	0.19 points
Percent Fixed Rate (swap adjusted)	54%	67%	13 points
Percent Bonds of Total Debt	45%	47%	2 points

At December 31, 2013 and June 30, 2014, the contractual future maturities of debt related to continuing operations were as follows (in millions):

	December 31, 2013	June 30, 2014	Change
2014	$290	$—	$(290)
2015	29	2	(27)
2016	29	—	(29)
2017	656	400	(256)
2018	929	511	(418)
Thereafter	4,451	3,758	(693)

Total	$6,384	$4,671	$(1,713)

On May 14, 2014 SunGard amended and restated its secured accounts receivable facility in order to, among other things, (i) extend the maturity date from December 19, 2017 to May 14, 2019 and (ii) reduce the applicable margin on the advances under the facility from 3.50% for LIBOR advances and 2.50% for base rate advances to 3.00% and 2.00%, respectively.

At June 30, 2014, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which $1 million is included in other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $21 million.

We expect our available cash balances and cash flows from operations, combined with availability under the senior secured revolving credit facility and the accounts receivable facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Covenant Compliance

In connection with the March 2013 senior secured credit agreement amendment, as further amended in February 2014, we removed the financial maintenance covenants for the term loan facility and modified the financial maintenance covenants for the senior secured revolving credit facility. As amended, the financial maintenance covenant is applicable at quarter end only if there is an amount outstanding under the revolving credit facility that is greater than or equal to 25% of the total revolving commitments (see footnote 1 below for further details). If applicable, the financial maintenance covenant allows a maximum total leverage ratio of 6.35x at the end of such quarter on or prior to December 31, 2014, after which the maximum total leverage ratio steps down as defined in the senior secured credit agreement.

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

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2013	2014	2013	2014	2014
Income (loss) from continuing operations	$5	$3	$(30)	$(320)	$(244)
Interest expense, net	79	72	169	146	302
Provision for (benefit from) income taxes	5	2	(12)	(99)	(61)
Depreciation and amortization	72	68	144	135	277

EBITDA	161	145	271	(138)	274
Trade name impairment charge	—	—	—	339	339
Purchase accounting adjustments (a)	2	—	4	1	3
Non-cash charges (b)	11	11	20	20	40
Restructuring and other (c)	7	3	8	20	39
Loss on extinguishment of debt (d)	—	—	5	61	62

Adjusted EBITDA - senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$181	$159	$308	$303	$757

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate or exit certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 12 of Notes to Consolidated Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Loss on extinguishment of debt for the six months ended June 30, 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinance of $2.2 billion of term loans. Loss on extinguishment of debt for the six and twelve months ended June 30, 2014 primarily includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of deferred financing fees associated with (a) the repayment of $1.005 billion of term loans and the retirement of $389 million of senior notes due 2018, both resulting from the split-off of AS (see Note 6 of Notes to Consolidated Financial Statements), (b) the $250 million reduction of the revolving credit facility and (c) the repayment of $60 million of the accounts receivable facility term loans.

The covenant requirements and actual ratios for the twelve months ended June 30, 2014 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	6.35x	5.64x
Senior notes due 2018 and 2020 and senior subordinated notes due 2019 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.60x

(1)	If on the last day of any four consecutive fiscal quarters ending on or before December 31, 2014 our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 25% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 6.35x which steps down over time after December 31, 2014. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of June 30, 2014, we had $2.32 billion outstanding under the term loan facilities and available commitments of $591 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

Certain Risks and Uncertainties

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward- looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: global economic and market conditions; the condition of the financial services industry, including the effect of any further consolidation among financial services firms; our high degree of debt-related leverage; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; the market and credit risks associated with broker/dealer operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; the integration and performance of acquired businesses; the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents; a material weakness in our internal controls; unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions and if the split-off of the AS business fails to qualify as a tax-free transaction, there could be a significant tax liability, and Spinco may be unable to fully indemnify us to the extent its or its stockholders’ actions caused the split-off to be taxable. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short- term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At June 30, 2014, we had total debt of $4.67 billion, including $2.46 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $900 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Swap agreements expiring in March 2020 with a notional value of $300 million effectively fix our interest rates at 2.27%. Our remaining variable rate debt of $1.56 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of the $400 million interest rate swap agreements in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $20 million. Upon the expiration of the $200 million interest rate swap agreements in June 2019, a 1% change in interest rates would result in an incremental change in interest of approximately $2 million, or a total of $22 million. Upon the expiration of the $300 million interest rate swap agreements in March 2020, a 1% change in interest rates would result in an incremental change in interest of approximately $3 million, or a total of $25 million.

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

Item 1A. Risk Factors: There have been no material changes to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2013 and as updated in their Form 10-Q for the three months ended March 31, 2014.

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

Item 6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP.II SUNGARD DATA SYSTEMS INC.

Dated: August 13, 2014	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2014 and (iv) Notes to Consolidated Financial Statements.