Form 10-Q
period 2014-09-30
SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II; SUNGARD DATA SYSTEMS INC
filed 2014-11-12
CIK 1337272, 1337274, 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐	No ☒
SunGard Capital Corp. II	Yes ☐	No ☒
SunGard Data Systems Inc.	Yes ☐	No ☒

The number of shares of the registrants’ common stock outstanding as of September 30, 2014:

SunGard Capital Corp.	257,524,435 shares of Class A common stock and 28,613,824 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	September 30, 2014

Assets
Current:
Cash and cash equivalents	$675	$396
Trade receivables, less allowance for doubtful accounts of $17 and $20	565	398
Earned but unbilled receivables	92	111
Prepaid expenses and other current assets	127	134
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,039
Property and equipment, less accumulated depreciation of $376 and $405	152	147
Software products, less accumulated amortization of $1,644 and $1,735	270	222
Customer base, less accumulated amortization of $486 and $520	421	375
Other assets, less accumulated amortization of $21 and $22	113	100
Trade name	1,019	672
Goodwill	3,828	3,784

Total Assets	$9,778	$6,339

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	8
Accrued compensation and benefits	245	194
Accrued interest expense	40	69
Other accrued expenses	129	98
Deferred revenue	589	509
Liabilities of discontinued operations	799	—

Total current liabilities	2,100	880
Long-term debt	6,094	4,669
Deferred and other income taxes	746	639
Other long-term liabilities	39	39

Total liabilities	8,979	6,227

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	42	32
Class L common stock subject to a put option	58	53
Class A common stock subject to a put option	4	3

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $7,040 million and $7,799 million; 50,000,000 shares authorized, 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,565,118 shares issued	—	—
Capital in excess of par value	2,482	2,674
Treasury stock, 528,709 and 448,597 shares of Class L common stock; and 4,761,694 and 4,040,683 shares of Class A common stock	(47)	(39)
Accumulated deficit	(3,497)	(3,964)
Accumulated other comprehensive income (loss)	16	(94)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(1,046)	(1,423)
Noncontrolling interest in preferred stock of SCCII	1,741	1,447

Total equity	695	24

Total Liabilities and Equity	$9,778	$6,339

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue:
Services	$607	$624	$1,801	$1,842
License and resale fees	64	59	164	150

Total products and services	671	683	1,965	1,992
Reimbursed expenses	7	8	24	25

Total revenue	678	691	1,989	2,017

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	244	271	757	799
Sales, marketing and administration	157	171	471	503
Product development and maintenance	103	96	309	300
Depreciation	24	28	73	79
Amortization of acquisition-related intangible assets	43	30	138	114
Trade name impairment charge	—	—	—	339

Total costs and expenses	571	596	1,748	2,134

Operating income (loss)	107	95	241	(117)

Other income (expense):
Interest income	1	—	1	1
Interest expense and amortization of deferred financing fees	(78)	(73)	(247)	(220)
Loss on extinguishment of debt	(1)	—	(6)	(61)
Other income (expense)	—	—	(2)	—

Other income (expense)	(78)	(73)	(254)	(280)

Income (loss) from continuing operations before income taxes	29	22	(13)	(397)
Benefit from (provision for) income taxes	(7)	(11)	5	88

Income (loss) from continuing operations	22	11	(8)	(309)
Income (loss) from discontinued operations, net of tax	1	—	(1)	(17)

Net income (loss)	23	11	(9)	(326)
(Income) attributable to the noncontrolling interest	(49)	(42)	(121)	(132)

Net income (loss) attributable to SunGard Capital Corp.	(26)	(31)	(130)	(458)

Other comprehensive income (loss):
Foreign currency translation, net	54	(49)	10	(110)
Unrealized gain (loss) on derivative instruments, net of tax	(1)	2	—	—
Other, net of tax	(1)	—	(6)	—

Other comprehensive income (loss), net of tax	52	(47)	4	(110)

Comprehensive income (loss)	75	(36)	(5)	(436)
Comprehensive (income) loss attributable to the noncontrolling interest	(49)	(42)	(121)	(132)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$26	$(78)	$(126)	$(568)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flow from operations:
Net income (loss)	$(9)	$(326)
Income (loss) from discontinued operations	(1)	(17)

Income (loss) from continuing operations	(8)	(309)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	211	193
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(20)	(105)
Stock compensation expense	30	33
Amortization of deferred financing costs and debt discount	30	14
Loss on extinguishment of debt	6	61
Other noncash items	2	—
Changes in working capital:
Accounts receivable and other current assets	169	135
Accounts payable and accrued expenses	(45)	(65)
Deferred revenue	(51)	(74)

Cash flow from (used in) continuing operations	324	222
Cash flow from (used in) discontinued operations	242	34

Cash flow from (used in) operations	566	256

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	(4)
Cash paid for property and equipment, and software	(70)	(98)

Cash provided by (used in) continuing operations	(71)	(102)
Cash provided by (used in) discontinued operations	(89)	7

Cash provided by (used in) investment activities	(160)	(95)

Financing activities:
Cash received from borrowings, net of fees	2,173	(7)
Cash used to repay debt	(2,418)	(1,324)
Cash used to purchase treasury stock	(7)	(7)
Other financing activities	(8)	(11)

Cash provided by (used in) continuing operations	(260)	(1,349)
Cash provided by (used in) discontinued operations	(1)	887

Cash provided by (used in) financing activities	(261)	(462)

Effect of exchange rate changes on cash	(2)	(9)

Increase (decrease) in cash and cash equivalents	143	(310)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $31; 2014, $-	$689	$396

Supplemental information:

Interest paid	$223	$195

Income taxes paid, net of refunds of $13 million, $17 million, respectively	$64	$32

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$229

Receipt of SpinCo Notes in connection with the AS Split-Off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	September 30, 2014

Assets
Current:
Cash and cash equivalents	$675	$396
Trade receivables, less allowance for doubtful accounts of $17 and $20	565	398
Earned but unbilled receivables	92	111
Prepaid expenses and other current assets	127	134
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,039
Property and equipment, less accumulated depreciation of $376 and $405	152	147
Software products, less accumulated amortization of $1,644 and $1,735	270	222
Customer base, less accumulated amortization of $486 and $520	421	375
Other assets, less accumulated amortization of $21 and $22	113	100
Trade name	1,019	672
Goodwill	3,828	3,784

Total Assets	$9,778	$6,339

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	8
Accrued compensation and benefits	245	194
Accrued interest expense	40	69
Other accrued expenses	128	97
Deferred revenue	589	509
Liabilities of discontinued operations	799	—

Total current liabilities	2,099	879
Long-term debt	6,094	4,669
Deferred and other income taxes	746	639
Other long-term liabilities	22	28

Total liabilities	8,961	6,215

Commitments and contingencies
Preferred stock subject to a put option	37	28

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,752 million and $1,456 million; 14,999,000 shares authorized, 10,060,069 shares issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,501	3,517
Treasury stock, 183,014 and 2,517,991 shares	(29)	(284)
Accumulated deficit	(2,708)	(3,043)
Accumulated other comprehensive income (loss)	16	(94)

Total stockholders’ equity	780	96

Total Liabilities and Stockholders’ Equity	$9,778	$6,339

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue:
Services	$607	$624	$1,801	$1,842
License and resale fees	64	59	164	150

Total products and services	671	683	1,965	1,992
Reimbursed expenses	7	8	24	25

Total revenue	678	691	1,989	2,017

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	244	271	757	799
Sales, marketing and administration	157	171	471	503
Product development and maintenance	103	96	309	300
Depreciation	24	28	73	79
Amortization of acquisition-related intangible assets	43	30	138	114
Trade name impairment charge	—	—	—	339

Total costs and expenses	571	596	1,748	2,134

Operating income (loss)	107	95	241	(117)

Other income (expense):
Interest income	1	—	1	1
Interest expense and amortization of deferred financing fees	(78)	(73)	(247)	(220)
Loss on extinguishment of debt	(1)	—	(6)	(61)
Other income (expense)	—	—	(2)	—

Other income (expense)	(78)	(73)	(254)	(280)

Income (loss) from continuing operations before income taxes	29	22	(13)	(397)
Benefit from (provision for) income taxes	(7)	(11)	5	88

Income (loss) from continuing operations	22	11	(8)	(309)
Income (loss) from discontinued operations, net of tax	1	—	(1)	(17)

Net income (loss)	23	11	(9)	(326)

Other comprehensive income (loss):
Foreign currency translation, net	54	(49)	10	(110)
Unrealized gain (loss) on derivative instruments, net of tax	(1)	2	—	—
Other, net of tax	(1)	—	(6)	—

Other comprehensive income (loss)	52	(47)	4	(110)

Comprehensive income (loss)	$75	$(36)	$(5)	$(436)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flow from operations:
Net income (loss)	$(9)	$(326)
Income (loss) from discontinued operations	(1)	(17)

Income (loss) from continuing operations	(8)	(309)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	211	193
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(20)	(105)
Stock compensation expense	30	33
Amortization of deferred financing costs and debt discount	30	14
Loss on extinguishment of debt	6	61
Other noncash items	2	—
Changes in working capital:
Accounts receivable and other current assets	169	135
Accounts payable and accrued expenses	(42)	(65)
Deferred revenue	(51)	(74)

Cash flow from (used in) continuing operations	327	222
Cash flow from (used in) discontinued operations	242	34

Cash flow from (used in) operations	569	256

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	(4)
Cash paid for property and equipment, and software	(70)	(98)

Cash provided by (used in) continuing operations	(71)	(102)
Cash provided by (used in) discontinued operations	(89)	7

Cash provided by (used in) investment activities	(160)	(95)

Financing activities:
Cash received from borrowings, net of fees	2,173	(7)
Cash used to repay debt	(2,418)	(1,324)
Cash used to purchase treasury stock	(3)	(3)
Other financing activities	(15)	(15)

Cash provided by (used in) continuing operations	(263)	(1,349)
Cash provided by (used in) discontinued operations	(1)	887

Cash provided by (used in) financing activities	(264)	(462)

Effect of exchange rate changes on cash	(2)	(9)

Increase (decrease) in cash and cash equivalents	143	(310)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $31; 2014, $-	$689	$396

Supplemental information:
Interest paid	$223	$195

Income taxes paid, net of refunds of $13 million, $17 million, respectively	$64	$32

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$229

Receipt of SpinCo Notes in connection with the AS Split-Off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2013	September 30, 2014

Assets
Current:
Cash and cash equivalents	$675	$396
Trade receivables, less allowance for doubtful accounts of $17 and $20	565	398
Earned but unbilled receivables	92	111
Prepaid expenses and other current assets	123	134
Assets of discontinued operations	2,516	—

Total current assets	3,971	1,039

Property and equipment, less accumulated depreciation of $376 and $405	152	147
Software products, less accumulated amortization of $1,644 and $1,735	270	222
Customer base, less accumulated amortization of $486 and $520	421	375
Other assets, less accumulated amortization of $21 and $22	113	100
Trade name	1,019	672
Goodwill	3,828	3,784

Total Assets	$9,774	$6,339

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$290	$2
Accounts payable	8	8
Accrued compensation and benefits	245	194
Accrued interest expense	40	69
Other accrued expenses	127	96
Deferred revenue	589	509
Liabilities of discontinued operations	799	—

Total current liabilities	2,098	878

Long-term debt	6,094	4,669
Deferred and other income taxes	739	631
Other long-term liabilities	22	28

Total liabilities	8,953	6,206

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,513	3,373
Accumulated deficit	(2,708)	(3,146)
Accumulated other comprehensive income (loss)	16	(94)

Total stockholder’s equity	821	133

Total Liabilities and Stockholder’s Equity	$9,774	$6,339

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue:
Services	$607	$624	$1,801	$1,842
License and resale fees	64	59	164	150

Total products and services	671	683	1,965	1,992
Reimbursed expenses	7	8	24	25

Total revenue	678	691	1,989	2,017

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	244	271	757	799
Sales, marketing and administration	157	171	471	503
Product development and maintenance	103	96	309	300
Depreciation	24	28	73	79
Amortization of acquisition-related intangible assets	43	30	138	114
Trade name impairment charge	—	—	—	339

Total costs and expenses	571	596	1,748	2,134

Operating income (loss)	107	95	241	(117)

Other income (expense):
Interest income	1	—	1	1
Interest expense and amortization of deferred financing fees	(78)	(73)	(247)	(220)
Loss on extinguishment of debt	(1)	—	(6)	(61)
Other income (expense)	—	—	(2)	—

Other income (expense)	(78)	(73)	(254)	(280)

Income (loss) from continuing operations before income taxes	29	22	(13)	(397)
Benefit from (provision for) income taxes	(7)	(11)	5	88

Income (loss) from continuing operations	22	11	(8)	(309)
Income (loss) from discontinued operations, net of tax	1	—	(1)	(17)

Net income (loss)	23	11	(9)	(326)

Other comprehensive income (loss):
Foreign currency translation, net	54	(49)	10	(110)
Unrealized gain (loss) on derivative instruments, net of tax	(1)	2	—	—
Other, net of tax	(1)	—	(6)	—

Other comprehensive income (loss)	52	(47)	4	(110)

Comprehensive income (loss)	$75	$(36)	$(5)	$(436)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flow from operations:
Net income (loss)	$(9)	$(326)
Income (loss) from discontinued operations	(1)	(17)

Income (loss) from continuing operations	(8)	(309)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	211	193
Trade name impairment charge	—	339
Deferred income tax provision (benefit)	(20)	(105)
Stock compensation expense	30	33
Amortization of deferred financing costs and debt discount	30	14
Loss on extinguishment of debt	6	61
Other noncash items	2	—
Changes in working capital:
Accounts receivable and other current assets	169	135
Accounts payable and accrued expenses	(42)	(65)
Deferred revenue	(51)	(74)

Cash flow from (used in) continuing operations	327	222
Cash flow from (used in) discontinued operations	242	34

Cash flow from (used in) operations	569	256

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(1)	(4)
Cash paid for property and equipment, and software	(70)	(98)

Cash provided by (used in) continuing operations	(71)	(102)
Cash provided by (used in) discontinued operations	(89)	7

Cash provided by (used in) investment activities	(160)	(95)

Financing activities:
Cash received from borrowings, net of fees	2,173	(7)
Cash used to repay debt	(2,418)	(1,324)
Other financing activities	(18)	(18)

Cash provided by (used in) continuing operations	(263)	(1,349)
Cash provided by (used in) discontinued operations	(1)	887

Cash provided by (used in) financing activities	(264)	(462)

Effect of exchange rate changes on cash	(2)	(9)

Increase (decrease) in cash and cash equivalents	143	(310)
Beginning cash and cash equivalents, including cash of discontinued operations: 2013, $11; 2014, $31	546	706

Ending cash and cash equivalents, including cash of discontinued operations: 2013, $31; 2014, $-	$689	$396

Supplemental information:
Interest paid	$223	$195

Income taxes paid, net of refunds of $13 million, $17 million, respectively	$64	$32

Non-cash Financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$233

Receipt of SpinCo Notes in connection with the AS Split-Off (see Note 1)	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 6)	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. (“SunGard”) is one of the world’s leading software and technology services companies and has two reportable segments: Financial Systems (“FS”) and Public Sector & Education (“PS&E”). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

SunGard was acquired on August 11, 2005 in a leveraged buy-out (the “LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (collectively, the “Sponsors”).

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

On March 31, 2014, SunGard completed the split-off of its Availability Services (“AS”) business to its existing stockholders, including its private equity owners, on a tax-free and pro-rata basis. As part of that transaction, the assets and liabilities of the AS business were contributed to a new subsidiary, and then SunGard transferred all of its ownership interests in that subsidiary to Sungard Availability Services Capital, Inc. (“SpinCo”) in exchange for common stock of SpinCo, approximately $425 million of SpinCo senior notes (“SpinCo Notes”), and $1,005 million of net cash proceeds from the issuance of an AS term loan facility (“SpinCo Term Loan”). Immediately after these transactions, SunGard distributed the common stock of SpinCo through SunGard’s ownership chain ultimately to SCCII, and then all stockholders of preferred stock of SCCII exchanged a portion of their shares of preferred stock for all of the shares of common stock of SpinCo on a pro-rata basis (together, with the transactions described above, the “AS Split-Off”). As a result, on March 31, 2014 the preferred stockholders of SCCII owned 100% of the common stock of SpinCo, a separate, independent company. The distribution of AS’ nets assets in connection with the AS Split-Off was based on the recorded amount of the net assets and did not result in a gain or loss upon disposal in the consolidated financial statements.

The AS business and two small FS businesses which were sold on January 31, 2014 have been included in our financial results as discontinued operations for all periods presented.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s annual financial statements were revised in the Registration Statement on Form S-1/A filed on September 3, 2014. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain prior year amounts have been reclassified to conform to current presentation. Refer to Note 2 of the Notes to Consolidated Financial Statements for information regarding the reclassification of facilities and information technology-related expenses to more accurately present them within the functional classes of expenses for the three and nine month periods ended September 30, 2013.

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

Recently Issued

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. Once adopted, ASU 2014-08 will affect how the Company identifies and presents discontinued operations in the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. This new guidance establishes a five step process, which companies must use in order to recognize revenue properly. Those five steps are: (i) identifying contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The new ASU will affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASU 2014-09 will be effective for the Company starting in the first quarter of fiscal 2017. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern,” which establishes that in connection with the preparation of financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 requires management to consider qualitative and quantitative information about conditions and events known and reasonably knowable at the date the financial statements are issued. ASU 2014-15 will be effective for the Company for the annual period ending after December 15, 2016 and interim periods beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Expense Classification:

Effective January 1, 2014, within the Consolidated Statements of Comprehensive Income (Loss), the Company changed its presentation of facilities and information technology-related expenses that are not directly associated with the delivery of its products and services. Formerly, the Company presented these expenses within sales, marketing and administration expense. The Company’s new method for presenting facilities and information technology-related expenses includes allocating these items to all of its functional areas, which the Company considers a better presentation as it more accurately reflects the actual cost of these functions. The presentation of prior year amounts in the consolidated financial statements has been reclassified to conform to the current year presentation. There was no impact on total reported costs and expenses for any period as a result of the change.

The impact of this change within the functional areas, including the impact of discontinued operations, is as follows for the three and nine months ended September 30, 2013 (in millions):

	Three Months Ended September 30, 2013
	As reported	Impact of discontinued operations	As reported - adjusted for discontinued operations	As reclassified	Change

Cost of sales and direct operating (excluding depreciation)	$423	$(191)	$232	$244	$12
Sales, marketing and administration	232	(53)	179	157	(22)
Product development and maintenance	96	(3)	93	103	10

Total functional expenses	$751	$(247)	$504	$504	$—

	Nine Months Ended September 30, 2013
	As reported	Impact of discontinued operations	As reported - adjusted for discontinued operations	As reclassified	Change

Cost of sales and direct operating (excluding depreciation)	$1,284	$(566)	$718	$757	$39
Sales, marketing and administration	716	(173)	543	471	(72)
Product development and maintenance	285	(9)	276	309	33

Total functional expenses	$2,285	$(748)	$1,537	$1,537	$—

3. Discontinued Operations:

On January 31, 2014, the Company completed the sale of two small businesses within the FS segment in exchange for €27 million paid at closing, €9 million to be paid no later than March 2016 (“deferred purchase price”) and €2 million to be paid upon the successful assignment of certain customer contracts. The deferred purchase price is unconditional and is secured by a bank guarantee. On March 31, 2014, the Company completed the AS Split-Off. These businesses have been included in our financial results as discontinued operations for all periods presented.

Please refer to Note 1 for additional information concerning discontinued operations.

The results for discontinued operations for the three and nine months ended September 30, 2013 and 2014 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$351	$—	$1,063	$338

Operating income (loss)	16	—	48	(25)
Interest expense	(19)	—	(55)	(18)
Gain (loss) on sale of business	—	—	1	22

Income (loss) before income taxes	(3)	—	(6)	(21)
Benefit from (provision for) income taxes	4	—	5	4

Income (loss) from discontinued operations	$1	$—	$(1)	$(17)

Assets of discontinued operations and liabilities of discontinued operations consisted of the following at December 31, 2013 (in millions):

December 31, 2013

Cash and cash equivalents	$31
Trade receivables, net	227
Prepaid expenses and other current assets	70
Property and equipment, net	669
Software products, net	40
Customer base, net	734
Other	10
Goodwill	735

Assets of discontinued operations	$2,516

Accounts payable	$47
Accrued compensation and benefits	45
Other accrued expenses	78
Deferred revenue	260
Current portion of long-term debt	2
Long-term debt	5
Deferred income taxes	282
Other long-term liabilities	80

Liabilities of discontinued operations	$799

4. Intangible Assets and Goodwill:

Trade Name

The trade name intangible asset represents the value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The Company completes its annual trade name impairment test as of July 1 of each year and more frequently when negative conditions or triggering events arise.

Interim Impairment Test

The AS Split-Off triggered an interim impairment test of the carrying value of the SunGard trade name as of March 31, 2014 due to changes in how the trade name is being used following the AS Split-Off. The Company utilized an income approach known as the relief-from-royalty method to determine the fair value of the SunGard trade name. Under this method, a royalty rate was applied to SunGard’s projected revenues to determine the annual cash savings attributable to ownership of the trade name. This amount was then tax-effected and discounted to present value to ultimately arrive at the estimated fair value of the trade name.

The Company developed certain assumptions and estimates related to the calculation of fair value of its trade name. The fair value assumptions and estimates primarily included projections of future revenues, a royalty rate, a tax rate, and a discount rate. The loss of projected AS revenues due to the AS Split-Off had a significant negative impact on the results of the trade name valuation. Based on the results of the impairment test, the fair value of the trade name was determined to be lower than its carrying value and resulted in a $339 million impairment of the trade name as of March 31, 2014.

In addition to future revenue projections, the assumed royalty rate and discount rate are critical assumptions considered in the trade name impairment test. Excluding any changes to future revenue projections or other assumptions, a 50 basis point decrease in the assumed royalty rate would have resulted in an additional impairment of the trade name asset of approximately $133 million (a 100 basis point decrease would have resulted in an additional impairment of approximately $265 million). A 50 basis point increase in the discount rate would result in an additional impairment of the trade name asset of approximately $14 million (a 100 basis point increase would have resulted in an additional impairment of approximately $28 million). Furthermore, to the extent that projected revenues decline in the future, the revenue supporting the trade name will decline, which may result in impairment charges.

In connection with the AS Split-Off, SunGard and AS agreed to a two-year royalty-free period for AS’ limited use of a derivative of the trade name, after which it will pay a pre-determined royalty rate based on its annual revenue for a specified number of years. As of March 31, 2014, SunGard transferred an $8 million “right-to-use” asset representing the value of AS’ limited right to use the “SUNGARD AVAILABILITY SERVICES” trade name during the royalty-free period.

Annual Impairment Test

As of July 1, 2014, the Company completed its annual impairment test and determined that the fair value of the trade name exceeded its carrying value, resulting in no further impairment of the trade name since the interim test performed as of March 31, 2014. From a sensitivity standpoint, a 50 basis point decrease in the assumed royalty rate would have resulted in an impairment of the trade name asset of approximately $123 million. A 50 basis point increase in the discount rate would result in an impairment of the trade name asset of approximately $24 million (100 basis point increase would result in an impairment of approximately $59 million). Furthermore, to the extent that additional businesses are sold, split-off or otherwise divested in the future, or revenues related to continuing operations decline, the revenue supporting the trade name will decline, which may result in further impairment charges.

The following table summarizes changes in the value of the trade name for the nine months ended September 30, 2014 (in millions):

Trade name, net
Balance at December 31, 2013	$1,019
Transfer limited “right to use” trade name asset to AS	(8)
Trade name impairment	(339)

Balance at September 30, 2014	$672

Goodwill

Annual Impairment Test

The Company performs a goodwill impairment test annually and more frequently when negative conditions or triggering events arise. The Company completes its annual goodwill impairment test as of July 1 for each of its reporting units. The Company has the option of performing an assessment of certain qualitative factors to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (referred to as a “step zero” test) or proceeding directly to a quantitative analysis (referred to as a “step one” test).

Since each of the reporting units had a fair value in excess of 20% of its respective carrying value as of the most recent step-one test, which was either as of July 1, 2012 or July 1, 2013, and no events were noted that would significantly decrease the fair value of the reporting unit, the Company elected to apply the qualitative assessment under the step zero testing approach for all reporting units as of July 1, 2014. Based on the results of these tests, no step one tests were determined to be necessary.

When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying values. Examples of qualitative factors that management assesses include the Company’s financial performance, market and competitive factors in the software and services industry, the amount of excess fair value over the carrying value of each reporting unit evident in prior years and other events specific to the Company’s reporting units.

Management considered factors that would impact the reporting unit fair values as estimated by the market and income approaches used in the last step one test. Management reviewed current projections of cash flows and compared these current projections to the projections included in the most recent step one test, and considered the fact that no new significant competitors entered the marketplace in the industry and that consumer demand for the industry’s products remains relatively constant, if not growing slightly. Also, economic factors over the past year (or two years in the case of units that were last tested quantitatively as of July 1, 2012) did not significantly affect the discount rates used for the valuation of these reporting units. Management concluded that events occurring since the last step one test did not have a significant impact on the fair value of each of these reporting units. Therefore, management determined that it was not necessary to perform a quantitative (step one) goodwill impairment test for these reporting units as the fair value of each reporting unit appeared to exceed its respective carrying value.

The following table summarizes the changes in goodwill by segment for the nine months ended September 30, 2014 (in millions) and does not include any amounts related to the AS business, which is reflected as discontinued operations for all periods presented:

	Cost			Accumulated impairment
	FS	PS&E	Subtotal	PS&E	Total
Balance at December 31, 2013	$3,501	$544	$4,045	$(217)	$3,828
Adjustments related to the LBO and prior year acquisitions	(1)	(1)	(2)	—	(2)
Effect of foreign currency translation	(42)	—	(42)	—	(42)

Balance at September 30, 2014	$3,458	$543	$4,001	$(217)	$3,784

A portion of the Company’s goodwill is denominated in currencies other than the U.S. Dollar.

Intangible Asset amortization

The total expected amortization of acquisition-related intangible assets for years ended December 31 is as follows (in millions):

2014	$134
2015	82
2016	66
2017	58
2018	54

5. Accumulated Other Comprehensive Income:

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014 (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$4	$15	$(3)	$16

Other comprehensive income (loss) before reclassifications	(6)	(35)	—	(41)
AS Split-Off from SunGard	—	(75)	—	(75)
Amounts reclassified from accumulated other comprehensive income, net of tax	6	—	—	6

Net current-period other comprehensive income (loss)	—	(110)	—	(110)

Balance at September 30, 2014	$4	$(95)	$(3)	$(94)

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2014 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Other Comprehensive Income Components	2013	2014	2013	2014	Affected Line Item in the Statement of Comprehensive Income (Loss) for Components Reclassified from OCI
Unrealized gain (loss) on derivative instruments and other	$(3)	$—	$(3)	$(6)

Loss (gain) on derivatives reclassified into income:
Interest rate contracts	1	3	5	6	Interest expense and amortization of deferred financing fees
Forward currency hedges	2	—	—	—	Cost of sales and direct operating

Total reclassified into income	3	3	5	6
Income tax benefit (expense)	(1)	(1)	(2)	—

Amounts reclassified from accumulated other comprehensive income net of tax	2	2	3	6

Unrealized gain (loss) on derivative instruments, net of tax	$(1)	$2	$—	$—

6. Debt and Derivatives:

On January 15, 2014, SunGard paid $250 million to retire the Senior Secured Notes due 2014. On January 31, 2014, SunGard removed AS as a participant in its secured accounts receivable facility and repaid $60 million of the term loan.

On February 7, 2014, SunGard amended and restated its senior secured credit agreement (“Credit Agreement”) (as amended and restated, the “Seventh Amendment”). Most notably, the Seventh Amendment:

•	amended certain covenants and other provisions of the Credit Agreement in order to permit the AS Split-Off, including (i) the ability to effect the AS Split-Off without requiring an initial public offering, (ii) permitting AS to incur up to $1.5 billion of indebtedness in connection with the AS Split-Off, and (iii) allowing SunGard’s total secured leverage ratio (less cash and cash equivalents in excess of $50 million), after giving pro forma effect to the AS Split-Off, to increase no more than 0.60x of Adjusted EBITDA at the time of the AS Split-Off; and

•	modified certain covenants and other provisions in order to, among other things (i) modify the financial maintenance covenant included therein, and (ii) permit the Company and its affiliates to repurchase term loans.

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

On September 30, 2014, the Company had $591 million of available borrowing capacity and $9 million of outstanding letters of credit under its $600 million revolving credit facility.

SunGard’s ability to make dividend payments to its equity holders is governed by the covenants in its debt documents. Without obtaining an amendment to those documents, SunGard’s covenants currently limit such a dividend to a total of $200 million.

Debt consisted of the following for continuing operations (in millions):

	December 31, 2013	September 30, 2014
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7	—
Tranche C due February 28, 2017, effective interest rate of 4.41% and 4.44%	427	400
Tranche D due January 31, 2020, effective interest rate of 4.50%	713	—
Tranche E due March 8, 2020, effective interest rate of 4.10% and 4.31%	2,183	1,918

Total Senior Secured Credit Facilities	3,330	2,318
Senior Secured Notes due 2014 at 4.875%	250	—
Senior Notes due 2018 at 7.375%	900	511
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured Accounts Receivable Facility, at 3.67% and 3.15%	200	140
Other, primarily foreign bank debt and capital lease obligations	4	2

Total debt	$6,384	$4,671

Short-term borrowings and current portion of long-term debt	$290	$2
Long-term debt	6,094	4,669

Total debt	$6,384	$4,671

Future Maturities

At September 30, 2014, the contractual future maturities of debt are as follows (in millions):

Contractual Maturities
2014	$—
2015	2
2016	—
2017	400
2018	511
Thereafter	3,758

Total debt	$4,671

SunGard uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each swap agreement is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At September 30, 2014, one-month and three-month LIBOR were 0.16% and 0.24%, respectively. The net receipt or payment from the interest rate swap agreements is included in the Consolidated Statements of Comprehensive Income (Loss) as interest expense. The interest rates in the components of the debt table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at September 30, 2014 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Weighted- average Interest rate paid	Interest rate received (LIBOR)

August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February 2014	March 2020	300	2.27%	3-Month

Total		$900	1.52%

The fair values of interest rate swaps designated as cash flow hedging instruments included in other assets are $4 million and $3 million at December 31, 2013 and September 30, 2014, respectively.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $8 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at September 30, 2014.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2014 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$124	$—	$—	$124
Interest rate swap agreements	Other assets	—	3	—	3
Currency forward contracts	Prepaid expenses and other current assets	—	3	—	3

Total		$124	$6	$—	$130

Liabilities
Interest rate swap agreements	Accrued Expenses	$—	$1	$—	$1

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$407	$—	$—	$407
Interest rate swap agreements	Other assets	—	4	—	4
Currency forward contracts	Prepaid expenses and other current assets	—	2	—	2

Total		$407	$6	$—	$413

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

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges. The Company expects to reclassify in the next twelve months approximately $3 million from other comprehensive income (loss) into earnings related to the Company’s INR forward contracts.

Certain assets and liabilities are measured on a non-recurring basis. During the first quarter of 2014, the trade name (a level 3 non-recurring fair value measure) was written down to a fair value of $672 million due to the recognition of a $339 million impairment charge, which was the result of the AS Split-Off (see Note 4).

The fair value of the trade name is categorized as Level 3, a fair value measurement using significant unobservable inputs, and is estimated by discounted cash flows based on projected future revenues. This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2013 and September 30, 2014 (in millions):

	December 31, 2013		September 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Floating rate debt	$3,530	$3,548	$2,458	$2,433
Fixed rate debt	2,862	3,024	2,213	2,242

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

8. Equity:

On March 31, 2014, SunGard completed the AS Split-Off. The following rollforwards of stockholders’ equity for SCC, SCCII, and SunGard and non-controlling interest for SCC are provided to illustrate the impact of the AS Split-Off on stockholders’ equity and non-controlling interest for the nine months ended September 30, 2014.

On March 31, 2014, SCCII exchanged all of the common stock of SpinCo for 2,358,065 shares of its preferred stock held by its stockholders, which was recorded as treasury stock at the book value of the investment SCCII had in SpinCo.

Stock-based Compensation

As a result of the AS Split-Off, the proportion of preferred stock of SCCII included in each “Unit” of equity in the Parent Companies changed from 0.05 shares to 0.038 shares, while there was no change in the proportion of the Class A or Class L common stock of SCC. Accordingly, post-split, a “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.038 shares of preferred stock of SCCII.

In conjunction with the AS Split-Off, SCC and SCCII amended all outstanding share-based awards to comply with the existing anti-dilution provisions in the SunGard 2005 Management Incentive Plan as amended (the “Plan”), and respective share-based award agreements. The anti-dilution provisions require modification of the share-based awards in certain circumstances in order to prevent enlargement or dilution of benefits intended to be made available under the Plan.

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

In June 2014, in addition to granting restricted stock units (“RSUs”) subject to time-based vesting, the Company granted to certain employees RSUs with market-based vesting dependent upon the performance of the Company’s Unit price in relation to pre-determined Unit price thresholds (“Market-based”). Each threshold signifies a level of vesting with interpolation between levels. Vesting is subject to continued employment through June 1, 2017, the measurement date. The Company determined the fair value of the Market-based RSUs using a Monte Carlo valuation model and will record the aggregate expense of $26 million over the three-year service period on a straight-line basis regardless of vesting, subject to continued employment, as required by GAAP.

A rollforward of SCC’s stockholders’ equity for the nine months ended September 30, 2014 is as follows (in millions):

	SunGard Capital Corp. stockholders
			Permanent equity
	Class L - temporary equity	Class A - temporary equity	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Permanent equity

Balances at December 31, 2013	$58	$4	$2,482	$(47)	$(3,497)	$16	$(1,046)
Net income (loss)	—	—	—	—	(458)	—	(458)
Foreign currency translation	—	—	—	—	—	(35)	(35)
Stock compensation expense	—	—	35	—	—	—	35
Issuance of common and preferred stock	—	—	(12)	13	—	—	1
Purchase of treasury stock	—	—	(1)	(5)	—	—	(6)
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	—	171	—	(9)	(75)	87
Impact of modification of SunGard Awards	3	—	—	—	—	—	—
Impact of modification of SpinCo Awards	(8)	—	13	—	—	—	13
Transfer intrinsic value of vested restricted stock units to temporary equity	13	—	(21)	—	—	—	(21)
Cancellation of put options due to employee terminations	(13)	(1)	16	—	—	—	16
Other	—	—	(9)	—	—	—	(9)

Balances at September 30, 2014	$53	$3	$2,674	$(39)	$(3,964)	$(94)	$(1,423)

A rollforward of SCC’s noncontrolling interest for the nine months ended September 30, 2014 is as follows (in millions):

	Noncontrolling interest
	Temporary equity	Permanent equity	Total

Balances at December 31, 2013	$42	$1,741	$1,783
Net income (loss)		132	132
Purchase of treasury stock	—	(3)	(3)
Impact of exchange of SpinCo common stock for SCCII preferred stock	(1)	(428)	(429)
Impact of modification of SunGard Awards	(4)	—	(4)
Impact of modification of SpinCo Awards	(6)	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	8	—	8
Cancellation of put options due to employee terminations	(7)	5	(2)

Balances at September 30, 2014	$32	$1,447	$1,479

A rollforward of SCCII’s stockholders’ equity for the nine months ended September 30, 2014 is as follows (in millions):

		Permanent equity
	Temporary equity	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total permanent equity

Balances at December 31, 2013	$37	$3,501	$(29)	$(2,708)	$16	$780
Net income (loss)	—	—	—	(326)	—	(326)
Foreign currency translation	—	—	—	—	(35)	(35)
Stock compensation expense	—	35	—	—	—	35
Issuance of preferred stock	—	(7)	7	—	—	—
Purchase of treasury stock	—	—	(4)	—	—	(4)
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	(4)	(258)	(9)	(75)	(346)
Impact of modification of SunGard Awards	(4)	4	—	—	—	4
Impact of modification of SpinCo Awards	(6)	6	—	—	—	6
Transfer intrinsic value of vested restricted stock units to temporary equity	8	(8)	—	—	—	(8)
Cancellation of put options due to employee terminations	(7)	7	—	—	—	7
Other	—	(17)	—	—	—	(17)

Balances at September 30, 2014	$28	$3,517	$(284)	$(3,043)	$(94)	$96

A rollforward of SunGard’s stockholders’ equity for the nine months ended September 30, 2014 is as follows (in millions):

	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balances at December 31, 2013	$3,513	$(2,708)	$16	$821
Net income (loss)	—	(326)	—	(326)
Foreign currency translation	—	—	(35)	(35)
Stock compensation expense	35	—	—	35
Distribute AS to parent	(159)	(112)	(75)	(346)
Other	(16)	—	—	(16)

Balances at September 30, 2014	$3,373	$(3,146)	$(94)	$133

A rollforward of SCC’s equity for the nine months ended September 30, 2013 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total

Balances at December 31, 2012	$45	$5	$(961)	$(911)	$26	$1,575	$1,601
Net income (loss)	—	—	(130)	(130)	2	119	121
Foreign currency translation	—	—	10	10	—	—	—
Stock compensation expense	—	—	35	35	—	—	—
Purchase of treasury stock	—	—	(4)	(4)	—	(3)	(3)
Transfer intrinsic value of vested restricted stock units to temporary equity	15	—	(25)	(10)	10	—	10
Cancellation of put options due to employee terminations	(8)	(1)	11	2	(4)	2	(2)
Other	—	—	(14)	(14)	—	—	—

Balances at September 30, 2013	$52	$4	$(1,078)	$(1,022)	34	1,693	$1,727

9. Income Taxes:

The effective income tax rates for the three month periods ended September 30, 2014 and 2013 were 51% and 25%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. The tax rate for the three month period ended September 30, 2014 reflects a decrease in the expected full year effective tax rate due primarily to a change in the mix of income.

The effective income tax rates for the nine month periods ended September 30, 2014 and 2013 were 22% and 40%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. For the nine months ended September 30, 2014, the benefit for income taxes includes a benefit of $138 million recorded as a discrete item related to the impairment of the trade name, an expense of $48 million recorded as a discrete item due to changes in certain state deferred tax rates, primarily driven by the change in the legal entity ownership of the trade name caused by the AS Split-Off, and an expense of $9 million recorded as a discrete item to increase the valuation allowance on state net operating losses driven by the change in management’s judgment of their realizability due to the AS Split-Off. In evaluating the realizability of deferred tax assets, management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

In connection with the AS Split-Off, a Tax Sharing and Disaffiliation Agreement (the “Agreement”) was entered into on March 31, 2014 by the Company and SpinCo. Pursuant to the Agreement, the parties allocated responsibility for U.S. federal, state and local, and foreign income and other taxes relating to taxable periods before and after the AS Split-Off, and provided for computation and apportionment of tax liabilities and tax benefits between the parties. SpinCo is generally responsible for all taxes attributable to the AS business for periods subsequent to the AS Split-Off and non-income related taxes attributable to the AS business for any taxable period before and after the date of the AS Split-Off. The Company retains responsibility for U.S. federal, state and local, and foreign income taxes for periods ending on or before the date of the AS Split-Off. The Company recorded a liability of $6 million in other accrued expenses as of September 30, 2014, which is an estimate of the amount owed to AS for income tax returns not yet filed for the periods ending on or before the date of the AS Split-Off.

10. Segment Information:

Following the AS Split-Off, the Company re-evaluated its reportable segments in accordance with ASC 280 and determined that the Company has two reportable segments: FS and PS&E. The disclosures below only reflect the segment results of continuing operations for the periods presented.

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

The operating results for the three months ended September 30, 2014 and 2013 for each segment follow (in millions):

Three Months Ended September 30, 2014	FS	PS&E	Sum of Segments
Revenue	$637	$54	$691
Adjusted EBITDA	184	17	201
Adjusted EBITDA margin	28.9%	31.2%	29.1%
Year over Year revenue change	2%	2%	2%
Year over Year Adjusted EBITDA change	(3)%	1%	(3)%

Three Months Ended September 30, 2013
Revenue	$625	$53	$678
Adjusted EBITDA	191	16	207
Adjusted EBITDA margin	30.5%	31.4%	30.6%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended September 30,
	2013	2014

Adjusted EBITDA (sum of segments)	$207	$201
Corporate	(12)	(13)
Depreciation (1)	(24)	(28)
Amortization of acquisition-related intangible assets	(43)	(30)
Severance and facility closure costs	(6)	(17	) (2)
Stock compensation expense	(10)	(13)
Management fees	(2)	(3)
Other costs (included in operating income)	(3)	(2)
Interest expense, net	(77)	(73)
Loss on extinguishment of debt	(1)	—

Income (loss) from continuing operations before income taxes	$29	$22

Depreciation, amortization, and capital expenditures by segment follow (in millions):

	FS	PS&E	Sum of Segments	Corporate	Total
Three Months Ended September 30, 2014
Depreciation (1)	$24	$3	$27	$1	$28
Amortization of acquisition-related intangible assets	29	1	30	—	30
Capital expenditures	37	2	39	1	40

	FS	PS&E	Sum of Segments	Corporate	Total
Three Months Ended September 30, 2013
Depreciation (1)	$22	$2	$24	$—	$24
Amortization of acquisition-related intangible assets	40	3	43	—	43
Capital expenditures	22	2	24	—	24

The operating results for the nine months ended September 30, 2014 and 2013 for each segment follow (in millions):

Nine Months Ended September 30, 2014	FS	PS&E	Sum of Segments
Revenue	$1,855	$162	$2,017
Adjusted EBITDA	477	50	527
Adjusted EBITDA margin	25.7%	30.9%	26.1%
Year over Year revenue change	1%	5%	1%
Year over Year Adjusted EBITDA change	(3)%	4%	(3)%

Nine Months Ended September 30, 2013
Revenue	$1,834	$155	$1,989
Adjusted EBITDA	493	48	541
Adjusted EBITDA margin	26.9%	31.2%	27.2%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Nine Months Ended September 30,
	2013	2014

Adjusted EBITDA (sum of segments)	$541	$527
Corporate	(36)	(35)
Depreciation (1)	(73)	(79)
Amortization of acquisition-related intangible assets	(138)	(114)
Trade name impairment charge	—	(339)
Severance and facility closure costs	(9)	(24	) (3)
Stock compensation expense	(30)	(33)
Management fees	(5)	(6)
Other costs (included in operating income)	(9)	(14)
Interest expense, net	(246)	(219)
Loss on extinguishment of debt	(6)	(61)
Other income (expense)	(2)	—

Income (loss) from continuing operations before income taxes	$(13)	$(397)

Depreciation, amortization, and capital expenditures by segment follow (in millions):

	FS	PS&E	Sum of Segments	Corporate	Total
Nine Months Ended September 30, 2014
Depreciation (1)	$70	$6	$76	$3	$79
Amortization of acquisition-related intangible assets	108	6	114	—	114
Capital expenditures	90	7	97	1	98

	FS	PS&E	Sum of Segments	Corporate	Total
Nine Months Ended September 30, 2013
Depreciation (1)	$67	$5	$72	$1	$73
Amortization of acquisition-related intangible assets	127	11	138	—	138
Capital expenditures	63	6	69	1	70

(1)	Includes amortization of capitalized software.
(2)	Includes $17 million of severance, primarily in FS.
(3)	Includes $23 million of severance and $1 million of lease exit costs, primarily in FS.

11. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures, which occurred during the nine months ended September 30, 2014 (in millions):

	Balance December 31, 2013	Expense related to 2014 actions		Payments	Other adjustments (1)	Balance September 30, 2014
Workforce-related	$14	$25	(2)	$(17)	$(3)	$19
Facilities	15	1		(4)	—	12

Total	$29	$26		$(21)	$(3)	$31

(1)	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation and other adjustments.
(2)	During the three months ended September 30, 2014, the Company recorded a $17 million severance charge related to a workforce reduction plan to reduce headcount by approximately 3% of the total workforce.

The majority of the workforce-related actions are expected to be paid out over the next 12 months. The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

12. Related Party Transactions:

Sponsor Transactions

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 and $3 million of management fees in sales, marketing and administration expenses for the three months ended September 30, 2013 and 2014, respectively. In the three months ended September 30, 2013 the Company recorded approximately $1 million of management fees in income (loss) from discontinued operations. The Company recorded $5 million and $6 million of management fees in sales, marketing and administration expenses for the nine months ended September 30, 2013 and 2014, respectively. In the nine months ended September 30, 2013 the Company recorded approximately $3 million of management fees in income (loss) from discontinued operations. At December 31, 2013 and September 30, 2014, the Company had accrued management fees due to Sponsors included in other accrued expenses of $4 million and $2 million, respectively.

In March 2014, in connection with the AS Split-Off, the Company and the Sponsors amended the management agreement to increase the management fee effective as of April 1, 2014 from 1% of adjusted EBITDA to 1.1% of adjusted EBITDA per quarter for five of seven of the Company’s Sponsors and fixed payments of $50,000 per quarter for each of the two remaining Sponsors.

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

In addition to management fees, one of our Sponsors, Goldman Sachs & Co. and/or its respective affiliates, received fees of approximately $1 million and less than $1 million for the nine months ended September 30, 2013 and 2014, respectively, in connection with amendments of SunGard’s Credit Agreement.

The Company’s Sponsors and/or their respective affiliates, who may not be related parties, have from time to time entered into, and may continue to enter into, arrangements with SunGard to use its products and services, or for SunGard to use the Sponsors affiliates’ products and services, in the ordinary course of business, which often result in revenues or costs to SunGard in excess of $120,000 annually. These transactions are entered into at arms-length terms. In the aggregate, the arrangements are not material to SunGard’s results of operations.

AS Transactions

In connection with the AS Split-Off, the following agreements, among others, were entered into on March 31, 2014:

(i) a Trademark License Agreement (the “Trademark License Agreement”) between a wholly-owned subsidiary of SunGard that owns the trademark “SunGard” and AS. The Trademark License Agreement sets forth the terms under which AS and its affiliates are permitted to use the mark “SUNGARD AVAILABILITY SERVICES.” During the first two years following the AS Split-Off, the use of the licensed mark is royalty free. In years 3 through 5, AS will pay a royalty payment of 0.30% of their worldwide revenue, subject to certain exceptions. In years 6 and 7, the royalty will be reduced to 0.15% and 0.075%, respectively. Following year 7, AS will have a perpetual, royalty-free license to use the mark going forward assuming they maintain compliance with the Trademark License Agreement;

(ii) a Transition Services Agreement (“TSA”) whereby SunGard agreed to provide certain transitional and administrative support services, including employee benefits services, to AS and AS agreed to provide transitional and administrative support services to SunGard generally for up to twelve months;

(iii) a term sheet to negotiate amendments to the Global Master Services Agreement (“GMSA”) to replace existing agreements under which AS provides certain availability services, managed services, and recovery services to SunGard. Broadly, SunGard and AS have agreed to amend the GMSA to reflect terms agreed to by the parties including a provision that from the AS Split-Off to a period ending March 31, 2016, SunGard would spend an agreed to minimum under the GMSA. For the three months ended September 30, 2014, the Company incurred expenses of $8 million for services provided under the GMSA, of which approximately $4 million, $2 million and $2 million were included in cost of sales and direct operating expenses; sales, marketing and administration expenses; and development and maintenance expenses, respectively, in the consolidated statement of comprehensive income (loss). For the six months ended September 30, 2014, the Company incurred expenses of $17 million for services provided under the GMSA, of which approximately $8 million, $5 million and $4 million were included in cost of sales and direct operating expenses; sales, marketing and administration expenses; and development and maintenance expenses, respectively, in the consolidated statement of comprehensive income (loss). At September 30, 2014, the Company had recorded approximately $3 million of accounts receivable, $2 million of accounts payable, and a $2 million prepaid maintenance contract from AS under the GMSA; and

(iv) a Tax Sharing and Disaffiliation Agreement (the “Agreement”) between the Company and SpinCo. Pursuant to the Agreement, the parties allocated responsibility for U.S. federal, state and local, and foreign income and other taxes relating to taxable periods before and after the AS Split-Off, and provided for computation and apportionment of tax liabilities and tax benefits between the parties. AS is generally responsible for all taxes attributable to the AS business for periods subsequent to the AS Split-Off and non-income related taxes attributable to the AS business for any taxable period before and after the date of the AS Split-Off. The Company retains responsibility for U.S. federal, state and local, and foreign income taxes for periods ending on or before the date of the AS Split-Off.

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

The Company evaluates, on a regular basis, developments in its legal matters. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. At September 30, 2014, the Company has not accrued for any outstanding patent infringement, indemnification or other legal matters.

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

As a result of the AS Split-Off, all U.S. subsidiaries of AS were removed as guarantors as of March 31, 2014.

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2013 and September 30, 2014, and for the three and nine month periods ended September 30, 2013 and 2014, to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2013.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2013
	Parent Company		Guarantor Subsidiaries (c)		Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$403		$4		$268	$—		$675
Intercompany balances	—		3,078		715	(3,793)		—
Trade receivables, net	7		399	(a)	251	—		657
Prepaid expenses, taxes and other current assets	1,455	(b)	39		46	(1,417	) (b)	123
Assets of discontinued operations	18		1,719		790	(11)		2,516

Total current assets	1,883		5,239		2,070	(5,221)		3,971
Property and equipment, net	—		88		64	—		152
Intangible assets, net	105		1,427		291	—		1,823
Deferred income taxes	30		—		—	(30)		—
Intercompany balances	220		5		98	(323)		—
Goodwill	—		3,097		731	—		3,828
Investment in subsidiaries	8,826		2,081		—	(10,907)		—

Total Assets	$11,064		$11,937		$3,254	$(16,481)		$9,774

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$286		$—		$4	$—		$290
Intercompany balances	3,793		—		—	(3,793)		—
Accounts payable and other current liabilities	71		1,917	(b)	438	(1,417	) (b)	1,009
Liabilities related of discontinued operations	—		565		245	(11)		799

Total current liabilities	4,150		2,482		687	(5,221)		2,098
Long-term debt	5,894		—		200	—		6,094
Intercompany debt	103		—		220	(323)		—
Deferred and other income taxes	96		622		51	(30)		739
Other liabilities	—		7		15	—		22

Total liabilities	10,243		3,111		1,173	(5,574)		8,953

Total stockholders’ equity	821		8,826		2,081	(10,907)		821

Total Liabilities and Stockholders’ Equity	$11,064		$11,937		$3,254	$(16,481)		$9,774

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	The Company pushes down tax liabilities associated with the consolidated and combined filings in U.S. federal, state and local jursidictions from the Parent Company to its Gurantor Subsidiaries. As these intercompany balances have not been historically settled, this entry eliminates the accumulated Parent Company income tax receivable balance with Gurantor Subisidiaries’ income tax liability balance.
(c)	The Supplemental Condensed Consolidating Balance Sheet for the Guarantor Subsidiaries for December 31, 2013 has been revised to present investment in subsidiaries related to discontinued operations within the investment in subsidiary caption. The portion of the Guarantor’s investment in subsidiary which related to discontinued operations had previously been presented separately in the assets of discontinued operations caption. While these revisions have no impact on the previously reported total assets of the Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Guarantor Subsidiaries, assets of discontinued operations changed from $1,810 million to $1,719 million; total current assets changed from $5,330 million to $5,239 million; and investment in subsidiaries changed from $1,990 million to $2,081 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Balance Sheet for any period.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	September 30, 2014
	Parent Company		Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$115		$(1)		$282	$—		$396
Intercompany balances	—		2,938		656	(3,594)		—
Trade receivables, net	3		360	(a)	146	—		509
Prepaid expenses, taxes and other current assets	56	(b)	43		40	(5	) (b)	134

Total current assets	174		3,340		1,124	(3,599)		1,039
Property and equipment, net	—		87		60	—		147
Intangible assets, net	73		1,031		265	—		1,369
Deferred income taxes	10		—		—	(10)		—
Intercompany balances	202		7		118	(327)		—
Goodwill	—		3,095		689	—		3,784
Investment in subsidiaries	8,109		1,529		—	(9,638)		—

Total Assets	$8,568		$9,089		$2,256	$(13,574)		$6,339

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$—		$—		$2	$—		$2
Intercompany balances	3,594		—		—	(3,594)		—
Accounts payable and other current liabilities	90		453	(b)	338	(5	) (b)	876

Total current liabilities	3,684		453		340	(3,599)		878
Long-term debt	4,529		—		140	—		4,669
Intercompany debt	125		—		202	(327)		—
Deferred and other income taxes	97		510		34	(10)		631
Other liabilities	—		17		11	—		28

Total liabilities	8,435		980		727	(3,936)		6,206

Total stockholders’ equity	133		8,109		1,529	(9,638)		133

Total Liabilities and Stockholders’ Equity	$8,568		$9,089		$2,256	$(13,574)		$6,339

(a)	This balance is primarily comprised of a receivable from the borrower under the secured accounts receivable facility, which is a non-Guarantor subsidiary, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	The Company pushed down tax liabilities associated with the consolidated and combined filings in U.S. federal, state, and local jurisdictions. During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$477	$289	$(88)	$678

Costs and expenses:
Cost of sales and administrative expenses	24	335	233	(88)	504
Depreciation and amortization	—	16	8	—	24
Amortization of acquisition-related intangible assets	—	32	11	—	43

Total costs and expenses	24	383	252	(88)	571

Operating income (loss)	(24)	94	37	—	107
Net interest income (expense)	(72)	—	(5)	—	(77)
Equity in earnings of unconsolidated subsidiary	99	32	—	(131)	—
Other income (expense)	(1)	—	—	—	(1)

Income (loss) from continuing operations before income taxes	2	126	32	(131)	29
Benefit from (provision for) income taxes	33	(42)	2	—	(7)

Income (loss) from continuing operations	35	84	34	(131)	22
Income (loss) from discontinued operations, net of tax	(12)	15	(2)	—	1

Net income (loss)	$23	$99	$32	$(131)	$23

Comprehensive income (loss)	$75	$144	$77	$(221)	$75

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Three Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$487	$298	$(94)	$691

Costs and expenses:
Cost of sales and administrative expenses	27	350	255	(94)	538
Depreciation and amortization	—	17	11	—	28
Amortization of acquisition-related intangible assets	—	20	10	—	30

Total costs and expenses	27	387	276	(94)	596

Operating income (loss)	(27)	100	22	—	95
Net interest income (expense)	(69)	(1)	(3)	—	(73)
Equity in earnings of unconsolidated subsidiary	83	10	—	(93)	—
Other income (expense)	—	(1)	1	—	—

Income (loss) from continuing operations before income taxes	(13)	108	20	(93)	22
Benefit from (provision for) income taxes	24	(25)	(10)	—	(11)

Income (loss) from continuing operations	11	83	10	(93)	11
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$11	$83	$10	$(93)	$11

Comprehensive income (loss)	$(36)	$40	$(35)	$(5)	$(36)

	Supplemental Condensed Consolidating Schedule of
	Comprehensive Income (Loss)
(in millions)	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$1,395	$866	$(272)	$1,989

Costs and expenses:
Cost of sales and administrative expenses	67	1,020	722	(272)	1,537
Depreciation and amortization	—	47	26	—	73
Amortization of acquisition-related intangible assets	1	102	35	—	138

Total costs and expenses	68	1,169	783	(272)	1,748

Operating income (loss)	(68)	226	83	—	241
Net interest income (expense)	(228)	—	(18)	—	(246)
Equity in earnings of unconsolidated subsidiary	234	87	—	(321)	—
Other income (expense)	(6)	—	(2)	—	(8)

Income (loss) from continuing operations before income taxes	(68)	313	63	(321)	(13)
Benefit from (provision for) income taxes	95	(103)	13	—	5

Income (loss) from continuing operations	27	210	76	(321)	(8)
Income (loss) from discontinued operations, net of tax	(36)	24	11	—	(1)

Net income (loss)	$(9)	$234	$87	$(321)	$(9)

Comprehensive income (loss)	$(5)	$232	$91	$(323)	$(5)

	Supplemental Condensed Consolidating Schedule of
	Comprehensive Income (Loss)
(in millions)	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$1,437	$882	$(302)	$2,017

Costs and expenses:
Cost of sales and administrative expenses	75	1,083	746	(302)	1,602
Depreciation and amortization	—	48	31	—	79
Amortization of acquisition-related intangible assets	—	79	35	—	114
Trade name impairment charges	—	339	—	—	339

Total costs and expenses	75	1,549	812	(302)	2,134

Operating income (loss)	(75)	(112)	70	—	(117)
Net interest income (expense)	(205)	(1)	(13)	—	(219)
Equity in earnings of unconsolidated subsidiary	(50)	46	—	4	—
Other income (expense)	(61)	(1)	1	—	(61)

Income (loss) from continuing operations before income taxes	(391)	(68)	58	4	(397)
Benefit from (provision for) income taxes	92	17	(21)	—	88

Income (loss) from continuing operations	(299)	(51)	37	4	(309)
Income (loss) from discontinued operations, net of tax	(27)	1	9	—	(17)

Net income (loss)	$(326)	$(50)	$46	$4	$(326)

Comprehensive income (loss)	$(436)	$(151)	$(26)	$177	$(436)

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$(9)	$234	$87	$(321)	$(9)
Income (loss) from discontinued operations	(36)	24	11	—	(1)

Income (loss) from continuing operations	27	210	76	(321)	(8)
Non cash adjustments	(169)	52	55	321	259
Changes in operating assets and liabilities	(47)	133	(10)	—	76

Cash flow from (used in) continuing operations	(189)	395	121	—	327
Cash flow from (used in) discontinued operations	(59)	218	83	—	242

Cash flow from (used in) operations (a)	(248)	613	204	—	569

Investment activities:
Intercompany transactions	367	(274)	43	(136)	—
Cash paid for acquired businesses, net of cash acquired	—	(1)	—	—	(1)
Cash paid for property and equipment and software	—	(48)	(22)	—	(70)
Other investing activities	—	—	—	—	—

Cash provided by (used in) continuing operations	367	(323)	21	(136)	(71)
Cash provided by (used in) discontinued operations	188	(180)	(21)	(76)	(89)

Cash provided by (used in) investment activities	555	(503)	—	(212)	(160)

Financing activities:
Intercompany dividends	—	(68)	(68)	136	—
Net repayments of long-term debt	(193)	—	(52)	—	(245)
Other financing activities	(18)	—	—	—	(18)

Cash provided by (used in) continuing operations	(211)	(68)	(120)	136	(263)
Cash provided by (used in) discontinued operations	—	(39)	(38)	76	(1)

Cash provided by (used in) financing activities	(211)	(107)	(158)	212	(264)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	96	3	44	—	143
Beginning cash and cash equivalents (b)	220	(3)	329	—	546

Ending cash and cash equivalents (b)	$316	$—	$373	$—	$689

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the nine months ended September 30, 2013, the Parent Company allocated approximately $165 million of tax liabilities to its Guarantor Subsidiaries.
(b)	Includes cash of discontinued operations.

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Nine Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$(326)	$(50)	$46	$4	$(326)
Income (loss) from discontinued operations	(27)	1	9	—	(17)

Income (loss) from continuing operations	(299)	(51)	37	4	(309)
Non cash adjustments	169	314	56	(4)	535
Changes in operating assets and liabilities	(59)	74	(19)	—	(4)

Cash flow from (used in) continuing operations	(189)	337	74	—	222
Cash flow from (used in) discontinued operations	(43)	52	25	—	34

Cash flow from (used in) operations (a)	(232)	389	99	—	256

Investment activities:
Intercompany transactions	191	(168)	51	(74)	—
Cash paid for acquired businesses, net of cash acquired	—	(4)	—	—	(4)
Cash paid for property and equipment and software	(1)	(62)	(35)	—	(98)

Cash provided by (used in) continuing operations	190	(234)	16	(74)	(102)
Cash provided by (used in) discontinued operations	1,041	(41)	(993)	—	7

Cash provided by (used in) investment activities	1,231	(275)	(977)	(74)	(95)

Financing activities:
Intercompany dividends	—	(37)	(37)	74	—
Net repayments of long-term debt	(1,269)	—	(62)	—	(1,331)
Other financing activities	(18)	—	—	—	(18)

Cash provided by (used in) continuing operations	(1,287)	(37)	(99)	74	(1,349)
Cash provided by (used in) discontinued operations	—	(80)	967	—	887

Cash provided by (used in) financing activities	(1,287)	(117)	868	74	(462)

Effect of exchange rate changes on cash	—	—	(9)	—	(9)

Increase (decrease) in cash and cash equivalents	(288)	(3)	(19)	—	(310)
Beginning cash and cash equivalents (b)	403	2	301	—	706

Ending cash and cash equivalents (b)	$115	$(1)	$282	$—	$396

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries.

During the nine months ended September 30, 2014, the Parent Company allocated approximately $126 million of tax liabilities to its Guarantor Subsidiaries. During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion. Therefore, these transactions are not reflected in the Condensed Consolidating Statement of Cash Flows presented above.

(b)	Includes cash of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in the Registration Statement on Form S-1/A for the year ended December 31, 2013 and presumes that readers are familiar with the discussion and analysis in those filings. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SunGard, which are materially the same as the results of operations and financial condition of SCC and SCCII. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

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

We evaluate our performance using both GAAP and non-GAAP measures. Our primary non-GAAP measure is Adjusted EBITDA, whose corresponding GAAP measure is operating income. Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation;

•	amortization of acquisition-related intangible assets;

•	trade name and goodwill impairments;

•	restructuring charges;

•	stock compensation;

•	management fees; and

•	certain other costs.

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

Results of Operations:

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

On a GAAP basis, the Company generated revenue of $691 million, operating income of $95 million, and income from continuing operations of $11 million for the three months ended September 30, 2014. These results compare to revenue of $678 million, operating income of $107 million, and income from continuing operations of $22 million for the three months ended September 30, 2013.

The following table presents SunGard’s financial results, including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income, which we believe to be a comparable financial measure.

SunGard:

			Year over Year Change
	Three Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$607	$624	3%		3%
License & resale fee revenue	64	59	(8)%		(8)%
Reimbursed expense revenue	7	8	7%		7%

Total revenue	$678	$691	2%		2%

Adjusted EBITDA	$195	$188	(4)%		(2)%
Adjusted EBITDA margin	28.8%	27.1%	(1.7	) pts	(1.2	) pts

Reconciliation of Adjusted EBITDA to operating income:
Depreciation (1)	(24)	(28)	(18)%		(17)%
Amortization of acquisition-related intangible assets	(43)	(30)	30%		30%
Restructuring charges	(6)	(17)	(168)%		(168)%
Stock compensation expense	(10)	(13)	(22)%		(22)%
Management fees	(2)	(3)	(4)%		(4)%
Other costs (included in operating income)	(3)	(2)	(12)%		(12)%

Operating income	$107	$95	(11)%		(9)%

Operating income margin	15.8%	13.7%	(2.1	) pts	(1.6	) pts

(1)	Includes amortization of capitalized software development.

pts = percentage points

Our business is organized into two segments, FS and PS&E. Certain expenses are not included in the results of these two segments, such as Corporate spending. Corporate spending includes supporting functions such as corporate treasury, finance, tax, and some internal legal services.

Total Revenue:

For the third quarter of 2014, revenue was $691 million, an increase of 2% from the third quarter of 2013. On a constant currency basis, revenue increased 2% in the quarter.

Reported services revenue increased $17 million, or 3%, year to year. Within services revenue, we experienced growth in professional services, managed services, broker/dealer fees and software maintenance. Recent sales performance and the resulting implementation and other professional services are helping to drive the improvement in services revenue which increased 3% on a constant-currency basis. These improvements were partially offset by the sale of a $12 million customer bankruptcy claim in the prior year period.

Our services revenue growth is being driven, to some extent, by our development of new technologies which are then implemented by our professional services team, including services to adapt and connect the technologies to the customer’s computing environment. In addition, we have been investing in cloud delivery centers on a global basis to provide hosting and cloud services to customers. We have been investing in sales resources to help sell our technology and services on a global basis, including the emerging markets, in order to help increase the penetration of our advanced technologies and services.

License and resale fee revenue includes revenue from sales of term and perpetual software licenses and resale fees from the resale of third party software licenses and/or equipment. On a constant currency basis, software license and resale revenue decreased 8% due primarily to timing of license renewals.

Our FS segment represents approximately 92% of consolidated revenue and PS&E represents approximately 8% of consolidated revenue.

Total Operating Margin:

Our total operating margin was 13.7% for the three months ended September 30, 2014, compared to 15.8% for the three months ended September 30, 2013. Total operating margin declined 1.6 points on a constant-currency basis. The more significant factors impacting the 1.6 margin point decrease are the following:

•	The increase in restructuring charges decreased the total operating margin by 1.6 points, due to severance actions taken in the third quarter of 2014;

•	The decrease in the FS Adjusted EBITDA margin decreased the total operating margin by 0.8 points primarily due to investments in sales and services resources, including both people and data center capacity. This was partially offset by increased software capitalization;

•	The increase in depreciation decreased the total operating margin by 0.6 points due primarily to increased capitalization of software assets in the past year;

•	The increase in stock compensation expense decreased the total operating margin by 0.3 points due primarily to grants of share-based awards made in the past year; and

•	The decrease in amortization of acquisition-related intangible assets increased margin by 1.9 points, due primarily to software intangible assets that were fully amortized during 2014.

Adjusted EBITDA:

Reported Adjusted EBITDA was $188 million, a decrease of 4% from the prior year period. On a constant-currency basis, our Adjusted EBITDA margin decreased 1.2 points to 27.6% in the third quarter of 2014. The decline in Adjusted EBITDA margin was driven primarily by the sale of a customer bankruptcy claim in the prior year period and a $5 million license fee revenue decrease. Spending in the quarter was approximately $16 million higher than the prior year quarter on a constant-currency basis due mainly to investments in sales and professional services resources, partially offset by increased capitalization of software development costs and lower facilities costs due to prior year restructuring actions.

Financial Systems segment:

			Year over Year Change
	Three Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$562	$578	3%		3%
License & resale fee revenue	56	52	(7)%		(7)%
Reimbursed expenses revenue	7	7	8%		8%

Total Revenue	625	637	2%		2%
Adjusted EBITDA	191	184	(3)%		(2)%
Adjusted EBITDA margin	30.5%	28.9%	(1.6	) pts	(1.1	) pts

Revenue:

FS reported revenue increased $12 million in the third quarter of 2014 from the prior year period. On a constant currency basis, revenue increased $10 million, or 2%, in the quarter. On a constant currency basis, services revenue increased $14 million, or 3%, in the third quarter of 2014 from the prior year period. Services revenue increased due to improvements in professional services, managed services and software maintenance as a result of the investments we have made in new products, services and sales, and was fairly broad-based across our portfolio. Also, broker/dealer fee revenue improved as a result of increased trade execution services compared to a lower third quarter 2013 which was impacted by the renegotiation of a single, large broker/dealer contract. This growth in services revenue was partially offset by the sale in the prior year period of a customer bankruptcy claim. Software license and resale fees were $52 million and decreased $4 million, or 7%, year to year on a constant currency basis. The year to year decrease is due primarily to decreases in software license sales due to the timing of customer license renewals as discussed above.

FS services revenue is comprised of (i) software maintenance, support and rentals, and managed services, all of which are highly recurring as a result of multi-year contracts; (ii) professional services, which are recurring in nature and which are mainly generated from implementation, integration and consulting services in connection with the sale of our products; and (iii) broker/dealer fees. FS services revenue represented 91% and 90% of total FS revenue for the three month periods ended September 30, 2014 and 2013, respectively. Over the past three fiscal years, approximately 72% of annual FS services revenue has been from software maintenance, support and rentals, and managed services; approximately 21% has been from professional services; and the remaining 7% has been from broker/dealer fees.

License fees over the past three years represent approximately 9% of total FS revenue and reflect both new customer licenses and renewal of term licenses by existing customers.

Adjusted EBITDA:

Reported FS Adjusted EBITDA was $184 million, a decrease of 3% from the prior year period. On a constant-currency basis, FS Adjusted EBITDA decreased 2%, and the FS Adjusted EBITDA margin for the three months ended September 30, 2014 was 29.4%, a decrease of 1.1 points from the prior year quarter. The FS Adjusted EBITDA margin decrease was driven by a change in the mix of revenue from higher margin software licenses to managed and professional services, the sale of a customer bankruptcy claim and investments in sales, skilled resources to support our professional services growth and new data center capacity to support our managed services offerings, partially offset by increased capitalization of software development costs and a decrease in facilities costs due to prior year restructuring actions.

Public Sector & Education segment:

			Year over Year Change
	Three Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$45	$46	5%		5%
License & resale fee revenue	8	7	(13)%		(13)%
Reimbursed expenses revenue	—	1	(2)%		(2)%

Total Revenue	53	54	2%		2%
Adjusted EBITDA	16	17	1%		1%
Adjusted EBITDA margin	31.4%	31.2%	(0.2	) pts	(0.2	) pts

Revenue:

PS&E reported revenue and constant currency revenue increased $1 million, or 2%, for the three months ended September 30, 2014, from the corresponding period in 2013. Services revenue also increased $1 million, or 5%, due to new product offerings which are driving increases in professional services, software maintenance and managed services revenue growth. Revenue from license and resale fees decreased $1 million, or 13%, from the prior year period due primarily to decreased sales of third party software.

PS&E services revenue is comprised of (i) software maintenance and support, and managed services, all of which are highly recurring as a result of multi-year contracts; and (ii) professional services, which are recurring in nature and which are mainly generated from implementation, integration and consulting services in connection with the sale of our products. PS&E services revenue represented 85% and 83% of total PS&E revenue for the three month periods ended September 30, 2014 and 2013, respectively. Over the past three years, approximately 80% of annual PS&E services revenue has been from software maintenance and support, and managed services; and approximately 20% has been from professional services.

License and resale revenue over the past three years represented approximately 14% of total PS&E revenue and reflect both new customer licenses and renewal of term licenses by existing customers.

Adjusted EBITDA:

Reported PS&E Adjusted EBITDA was $17 million, an increase of 1% from the prior period. On a constant currency basis, PS&E Adjusted EBITDA also increased 1%. The PS&E Adjusted EBITDA margin was 31.2% and 31.4% for the three months ended September 30, 2014 and 2013, respectively. The 0.2% margin point decline was driven by the relative mix of software and services revenue as we are adding services resources to accelerate customer delivery. The margin was also impacted by the investments that we are making in development and sales resources to drive future revenue growth, partially offset by increased capitalization of software development costs.

Corporate:

			Year over Year Change
	Three Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Adjusted EBITDA	$(12)	$(13)	(10)%		(9)%
Adjusted EBITDA margin	(1.8)%	(2.0)%	(0.2	) pts	(0.2	) pts

Adjusted EBITDA:

The increase in corporate spending in the third quarter of 2014 was due primarily to higher medical costs and due to investments in new systems.

Non-operating Expenses:

Interest expense and amortization of deferred financing costs:

Interest expense was $73 million and $78 million for the three months ended September 30, 2014 and 2013, respectively. The $5 million decrease in interest expense was due primarily to the repayment of the senior secured notes on January 15, 2014.

Benefit from (provision for) income taxes:

The effective income tax rates for the three month periods ended September 30, 2014 and 2013 were 51% and 25%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. The tax rate for the three month period ended September 30, 2014 reflects a decrease in the expected full year effective tax rate due primarily to a change in the mix of income. Further changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

Income (loss) from discontinued operations, net of tax:

Income (loss) from discontinued operations, net of tax, was $1 million in the three months ended September 30, 2013. On March 31, 2014, we split-off our former AS business which is now owned by SCCII’s preferred shareholders. Income (loss) from discontinued operations in 2013 reflects the results of our AS business and two FS subsidiaries that were sold in January 2014.

(Income) attributable to the noncontrolling interest (SCC only):

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $42 million and $49 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in accreted dividends is due to the decrease in outstanding preferred shares resulting from the share exchange as part of the AS Split-Off, partially offset by compounding of the cumulative, undeclared dividend.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

On a GAAP basis, the Company generated revenue of $2,017 million, an operating loss of $117 million, and a loss from continuing operations of $309 million for the nine months ended September 30, 2014. The loss from continuing operations for the nine months ended September 30, 2014 primarily reflects the pre-tax impact of (i) a $339 million trade name impairment charge, (ii) $22 million of severance, (iii) $13 million of costs for strategic initiatives, and (iv) a $61 million loss on the extinguishment of debt. These results compare to revenue of $1,989 million, operating income of $241 million, and a loss from continuing operations of $8 million for the nine months ended September 30, 2013.

The following table presents SunGard’s financial results, including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income (loss), which we believe to be a comparable financial measure.

SunGard:

			Year over Year Change
	Nine Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$1,801	$1,842	2%		2%
License & resale fee revenue	164	150	(8)%		(9)%
Reimbursed expense revenue	24	25	3%		2%

Total revenue	$1,989	$2,017	1%		1%

Adjusted EBITDA	$505	$492	(3)%		(2)%
Adjusted EBITDA margin	25.4%	24.4%	(1.0	) pts	(0.8	) pts

Reconciliation of Adjusted EBITDA to operating income:
Depreciation (1)	(73)	(79)	(8)%		(8)%
Amortization of acquisition-related intangible assets	(138)	(114)	17%		17%
Trade name impairment charge	—	(339)	—%		—%
Restructuring charges	(9)	(24)	(156)%		(156)%
Stock compensation expense	(30)	(33)	(9)%		(9)%
Management fees	(5)	(6)	(11)%		(11)%
Other costs (included in operating income)	(9)	(14)	(86)%		(87)%

Operating income	$241	$(117)	(149)%		(148)%

Operating income margin	12.1%	(5.8)%	(17.9	) pts	(18.0	) pts

(1)	Includes amortization of capitalized software development.

pts = percentage points

Total Revenue:

For the nine months ended September 30, 2014, reported revenue was $2,017 million, an increase of 1% from the prior year period. Total revenue on a constant-currency basis increased 1% for the nine months ended September 30, 2014 from the prior year period.

Services revenue represented 91% of total revenue for each of the nine month periods ended September 30, 2014 and 2013. Reported services revenue increased $41 million, or 2%, for the nine months ended September 30, 2014 from the prior year.

We experienced growth in services revenue from professional services, managed services and software maintenance. Our services revenue growth is being driven, to some extent, by our development of new technologies which are then implemented by our professional services team, including services to adapt and connect the technologies to the customer’s computing environment. In addition, we have been investing in cloud delivery centers on a global basis to provide hosting and cloud services to customers. We have been investing in sales resources to help sell our technology and services on a global basis, including the emerging markets, in order to help increase the penetration of our advanced technologies and services. This growth in services revenue was partially offset by a decline in software rentals resulting from attrition, the sale of a customer bankruptcy claim in the prior year and certain intentional product exits.

License and resale fee revenue includes revenue from sales of term and perpetual software licenses and resale fees from the resale of third party software licenses and/or equipment. On a constant currency basis, software license and resale revenue decreased 9% due primarily to strong sales of our new technologies in the prior year period and the timing of customer license renewals.

Our FS segment represents approximately 92% of consolidated revenue and PS&E represents approximately 8% of consolidated revenue.

Total Operating Margin:

Our total reported operating margin was a loss of (5.8)% for the nine months ended September 30, 2014, compared to 12.1% for the nine months ended September 30, 2013. Total operating margin declined 18.0% on a constant-currency basis. The more significant factors impacting the 18.0 margin point decrease are the following:

•	The $339 million trade name impairment in the nine months ended September 30, 2014 reduced that period’s operating margin by 16.9 points. There was no trade name impairment in the prior year period;

•	The decrease in the FS Adjusted EBITDA margin decreased the total operating margin by 0.9 points primarily due to a change in the mix of revenue from higher margin software licenses to professional and managed services, investments in sales and services resources, including both people and data center capacity, and the sale of a customer bankruptcy claim in the prior year, partially offset by increased capitalization of software development costs and a decrease in facilities costs resulting from restructuring actions taken in the prior year;

•	The $14 million increase in severance, which is included in restructuring charges in the table above, decreased the total operating margin by 0.7 points;

•	The increase in strategic initiative expenses related to the AS Split-Off, which are included in other costs within the preceding table and which are also included in sales, marketing and administration expenses in the Statements of Comprehensive Income (Loss) decreased the operating margin by 0.5 points;

•	The increase in depreciation decreased the total operating margin by 0.3 points due primarily to increased capitalization of software assets in the past year; and

•	The decrease in amortization of acquisition-related intangible assets increased margin by 1.2 points, due primarily to software intangible assets that were fully amortized during 2013 and 2014.

Adjusted EBITDA:

Reported Adjusted EBITDA was $492 million, a decrease of 3% from the prior year period. Our reported Adjusted EBITDA margin decreased 1.0 points to 24.4% in the nine months ended September 30, 2014. On a constant-currency basis, our Adjusted EBITDA margin decreased 0.8 points. The decline in Adjusted EBITDA margin was driven primarily by the $16 million license fee decrease and the sale of a customer bankruptcy claim in the prior year. In addition, increased capitalization of software development costs and lower facilities costs due to prior year restructuring actions were partially offset by an investment in sales and professional services resources.

Financial Systems segment:

			Year over Year Change
	Nine Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$1,669	$1,704	2%		1%
License & resale fee revenue	143	129	(10)%		(11)%
Reimbursed expenses revenue	22	22	1%		1%

Total Revenue	1,834	1,855	1%		1%
Adjusted EBITDA	493	477	(3)%		(3)%
Adjusted EBITDA margin	26.9%	25.7%	(1.2	) pts	(1.0	) pts

Revenue:

FS reported revenue increased $21 million, or 1%, in the nine months ended September 30, 2014 from the prior year period. Also, on a constant currency basis, revenue increased 1% in the nine months ended September 30, 2014 compared to the prior year period.

On a constant currency basis, services revenue increased $23 million, or 1%, in the nine months ended September 30, 2014 from the prior year period. FS services revenue represented 92% and 91% of total FS revenue for the nine month periods ended September 30, 2014 and 2013, respectively. Services revenue increased due to improvements in professional services, managed services and software maintenance. Investments we have made in new products, services and sales, particularly with our treasury and asset management solutions, where we saw strong acceptance of our technology and completed many customer installations, have led to this growth in these services. This growth was offset by decreases from intentional product exits and the sale in the prior year of a customer bankruptcy claim.

Software license and resale fees were $129 million and decreased $14 million, or 10%. On a constant currency basis, software license and resale fees decreased 11% year to year. The year to year decrease is due primarily to decreases in software license sales which reflects strong sales of our new technologies in the prior year period and the timing of customer license renewals.

Adjusted EBITDA:

Reported FS Adjusted EBITDA was $477 million, a decrease of 3% from the prior year period. On a constant currency basis, FS adjusted EBITDA also decreased 3%. The FS Adjusted EBITDA margin was 25.7% and 26.9% for the nine months ended September 30, 2014 and 2013, respectively. The FS Adjusted EBITDA margin decrease was driven by the change in the mix of revenue from higher margin software licenses to professional and managed services, the investments in sales resources, skilled resources to support our professional services growth, new data center capacity to support our managed services offerings and the sale of a customer bankruptcy claim in the prior year, partially offset by increased capitalization of software development costs and a decrease in facilities costs resulting from restructuring actions taken in the prior year.

Public Sector & Education segment:

			Year over Year Change
	Nine Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Services revenue	$132	$138	5%		5%
License & resale fee revenue	21	21	1%		1%
Reimbursed expenses revenue	2	3	15%		15%

Total Revenue	155	162	5%		5%
Adjusted EBITDA	48	50	4%		4%
Adjusted EBITDA margin	31.2%	30.9%	(0.3	) pts	(0.3	) pts

Revenue:

PS&E reported revenue and constant currency revenue increased $7 million, or 5%, for the nine months ended September 30, 2014, from the corresponding period in 2013. PS&E services revenue represented 85% of total PS&E revenue for each of the nine month periods ended September 30, 2014 and 2013. Services revenue increased $6 million, or 5%, due to new product offerings which are driving increases in professional services and managed services revenue growth. Revenue from license and resale fees increased 1% from the prior year period.

Adjusted EBITDA:

Reported PS&E Adjusted EBITDA was $50 million, an increase of 4% from the prior period. On a constant currency basis, PS&E Adjusted EBITDA also increased 4%. The PS&E Adjusted EBITDA margin was 30.9% and 31.2% for the nine months ended September 30, 2014 and 2013, respectively. The 0.3% margin decrease was driven by a change in the mix of revenue from higher margin software licenses to professional and managed services and investments in services, development and sales resources to accelerate customer delivery and drive future revenue growth, partially offset by increased capitalization of software development costs.

Corporate:

			Year over Year Change
	Nine Months Ended September 30,				Constant
	2013	2014	Reported		Currency
	(in millions)
Adjusted EBITDA	$(36)	$(35)	4%		4%
Adjusted EBITDA margin	(1.8)%	(1.7)%	0.1	pts	0.1	pts

Adjusted EBITDA:

The $1 million increase in adjusted EBITDA was due primarily to lower employee costs, including medical expenses.

Non-operating Expenses:

Interest expense and amortization of deferred financing costs:

Interest expense was $220 million and $247 million for the nine months ended September 30, 2014 and 2013, respectively. The $27 million decrease in interest expense was due primarily to (i) approximately $10 million of non-capitalizable expenses associated with the March 2013 refinancing of SunGard’s senior secured credit facility and (ii) lower outstanding debt resulting from the repayment of the senior secured notes on January 15, 2014, the term loan repayments in 2013 and the partial repayment of the receivables facility term loan on January 31, 2014.

Loss on extinguishment of debt:

Loss on extinguishment of debt was $61 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively. The loss on extinguishment of debt for the nine months ended September 30, 2014 includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of $25 million of deferred financing fees resulting from the repayment or retirement of debt during the first quarter (see Note 6 of Notes to Consolidated Financial Statements). Loss on extinguishment of debt for the nine months ended September 30, 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinance of $2.2 billion of term loans.

Benefit from (provision for) income taxes:

The effective income tax rates for the nine-month periods ended September 30, 2014 and 2013 were 22% and 40%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. For the nine months ended September 30, 2014, the benefit for income taxes includes a benefit of $138 million recorded as a discrete item related to the impairment of the trade name, an expense of $48 million recorded as a discrete item due to changes in certain state deferred tax rates, which are primarily driven by the change in the legal entity ownership of the trade name caused by the AS Split-Off, and an expense of $9 million recorded as a discrete item to increase the valuation allowance on state net operating losses driven by the change in management’s judgment of their realizability due to the AS Split-Off. In evaluating the realizability of deferred tax assets, management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Changes in the mix of income or the total amount of income for 2014 may significantly impact the estimated effective income tax rate for the year.

Income (loss) from discontinued operations, net of tax:

Loss from discontinued operations, net of tax, was $17 million in the nine months ended September 30, 2014 and $1 million in the nine months ended September 30, 2013. On March 31, 2014, we split-off from SunGard our former AS business which is now owned by SCCII’s preferred shareholders. Income (loss) from discontinued operations reflects the results of our AS business and two FS subsidiaries that were sold in January 2014. Included in loss from discontinued operations in the nine months ended September 30, 2014 is a gain on the sale of the two FS businesses of approximately $22 million. Also included in loss from discontinued operations in the nine months ended September 30, 2014 is sponsor management fee expense of approximately $15 million payable under the Management Agreement for services rendered related to the issuance of the $1.025 billion AS term loan and $425 million of SpinCo Notes in connection with the AS Split-Off.

(Income) attributable to the noncontrolling interest (SCC only):

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $132 million and $121 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in accreted dividends is due to compounding of the cumulative, undeclared dividend, partially offset by the decrease in outstanding preferred shares resulting from the share exchange as part of the AS Split-Off.

Liquidity and Capital Resources:

At December 31, 2013 (pre-AS Split-Off), March 31, 2014 (post-AS Split-Off) and September 30, 2014, our liquidity, a non-GAAP measure was as follows (in millions):

	(pre-AS Split-Off) December 31, 2013	(post-AS Split-Off) March 31, 2014	September 30, 2014
Cash and cash equivalents	$706	$355	$396
Capacity: Revolving Credit Facility	831	591	591
Capacity: Receivables Facility	46	15	7

Total Liquidity	$1,583	$961	$994

Total liquidity represents the amount of cash and readily available sources of cash available for debt service and working capital needs. We use total liquidity to ensure we have an adequate amount of funds to meet our financial obligations.

Included in our total cash and cash equivalents of $396 million at September 30, 2014 was approximately $249 million held by our wholly-owned non-U.S. subsidiaries that is available to fund operations and strategic investment opportunities abroad. Also, approximately $35 million of cash and cash equivalents at September 30, 2014 relates to our broker/dealer operations, some of which is not readily available for general corporate use.

The Company’s cash flows in the United States continue to be sufficient to fund its current domestic operations and obligations, including financing activities such as debt service. In addition, the Company has several options available to increase liquidity in the short term in the U.S., including repatriation of funds from foreign subsidiaries, borrowing funds under our revolving credit facilities, and calling intercompany loans that are in place with certain foreign subsidiaries. To the extent the Company elects to repatriate the earnings of certain of our foreign subsidiaries, additional cash taxes could be payable. See Note 13 of the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K for more detail.

Cash flow from continuing operations was $222 million for the nine months ended September 30, 2014, a decrease of $105 million. In late 2012, we instituted a series of working capital and tax initiatives, which generated a significant increase in 2013 cash flow from continuing operations. The decrease in 2014 cash flow from continuing operations was due to:

•	an $87 million increase in cash used by working capital due primarily to the reduction of accounts receivable and the related days sales outstanding (DSO) in 2013 resulting from our late-2012 cash flow initiatives was not repeated in 2014, as well as higher incentive payments resulting from the strong performance in 2013;

•	a $34 million decrease in cash earned from operations, primarily due to lower operating performance and transaction costs associated with the AS Split-Off; partially offset by

•	$9 million less interest payments, and

•	$7 million less income tax payments, net of refunds.

Net cash used by continuing operations in investing activities was $102 million in the nine months ended September 30, 2014, comprised mainly of cash paid for property and equipment and capitalized software development. This compares to $71 million in the nine months ended September 30, 2013, comprised mainly of cash paid for property and equipment and capitalized software development costs. The increase in capital spending is primarily due to higher capitalized software development costs related to our product investments. In addition, our capital spending includes investments to increase hosting and cloud capacity on a global basis.

Net cash used by continuing operations in financing activities was $1,349 million for the nine months ended September 30, 2014, primarily related to repayment of $1,005 million of term loans as part of the AS Split-Off, repayment of the $250 million senior secured notes and $60 million of our receivables facility term loan, and repayment of $7 million of our tranche A term loan. Net cash used by continuing operations in financing activities was $263 million for the nine months ended September 30, 2013, primarily related to refinancing $2.2 billion of term loans and additional repayments of $166 million of term loans and $50 million of our accounts receivable facility revolver borrowings.

Total debt outstanding as of December 31, 2013, March 31, 2014 and September 30, 2014 consisted of the following (in millions):

	(pre-AS Split-Off) December 31, 2013	(post-AS Split-Off) March 31, 2014	September 30, 2014	Change from Mar. 31 to Sept. 30
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7	—	—	—
Tranche C due February 28, 2017, effective interest rate of 4.41%, 4.44% and 4.44%	427	400	400	—
Tranche D due January 31, 2020, effective interest rate of 4.50%	713	—	—	—
Tranche E due March 8, 2020, effective interest rate of 4.10%, 4.31% and 4.31%	2,183	1,918	1,918	—

Total Senior Secured Credit Facilities	3,330	2,318	2,318	—
Senior Secured Notes due 2014 at 4.875%	250	—	—	—
Senior Notes due 2018 at 7.375%	900	511	511	—
Senior Notes due 2020 at 7.625%	700	700	700	—
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000	1,000	—
Secured accounts receivable facility, at 3.67%, 3.66% and 3.15%	200	140	140	—
Other, primarily foreign bank debt and capital lease obligations	4	2	2	—

Debt - continuing operations	6,384	4,671	4,671	—
Debt - discontinued operations	8	—	—	—

Total debt	$6,392	$4,671	$4,671	$—

Leverage Metric per Credit Agreement	4.56x	5.42x	5.59x	0.17x
Weighted Average Interest Rate	5.42%	5.63%	5.61%	-0.02 points
Percent Fixed Rate (swap adjusted)	54%	67%	67%	0 points
Percent Bonds of Total Debt	45%	47%	47%	0 points

At December 31, 2013 and September 30, 2014, the contractual future maturities of debt were as follows (in millions):

	(pre-AS Split-Off) December 31, 2013	(post-AS Split-Off) March 31, 2014	September 30, 2014	Change from Mar. 31 to Sept. 30
2014	$290	$—	$—	$—
2015	29	2	2	—
2016	29	—	—	—
2017	656	540	400	(140)
2018	929	511	511	—
Thereafter	4,451	3,618	3,758	140

Total	$6,384	$4,671	$4,671	$—

On May 14, 2014 SunGard amended and restated its secured accounts receivables facility in order to, among other things, (i) extend the maturity date of the receivables facility from December 19, 2017 to May 14, 2019 and (ii) reduce the applicable margin on the advances under the facility from 3.50% for LIBOR advances and 2.50% for base rate advances to 3.00% and 2.00%, respectively.

At September 30, 2014, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were a potential of $6 million, of which we recorded $1 million that is included in other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $18 million.

We expect our available cash balances and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

SunGard’s ability to make dividend payments to its equity holders is governed by the covenants in its debt documents. Without obtaining an amendment to those documents, SunGard’s covenants currently limit such a dividend to a total of $200 million.

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

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended		Nine Months Ended		Last Twelve Months Ended
	September 30,		September 30,		September 30,
	2013	2014	2013	2014	2014
Income (loss) from continuing operations	$22	$11	$(8)	$(309)	$(255)
Interest expense, net	77	73	246	219	298
Provision for (benefit from) income taxes	7	11	(5)	(88)	(57)
Depreciation	24	28	73	79	110
Amortization of acquisition-related intangible assets	43	30	138	114	158

EBITDA	173	153	444	15	254
Trade name impairment charge	—	—	—	339	339
Purchase accounting adjustments (a)	1	—	5	1	2
Stock compensation expense	10	13	30	33	42
Restructuring charges (b)	6	17	9	24	32
Management fees	2	3	5	6	8
Other (c)	2	1	4	11	11
Loss on extinguishment of debt (d)	1	—	6	61	61

Adjusted EBITDA - senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$195	$187	$503	$490	$749

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Restructuring charges include severance and related payroll taxes, and reserves to consolidate or exit certain facilities.
(c)	Other includes strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, franchise and similar taxes reported in operating expenses and loss on the sale of assets, partially offset by certain charges relating to the receivables facility.
(d)	Loss on extinguishment of debt for the nine months ended September 30, 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinance of $2.2 billion of term loans. Loss on extinguishment of debt for the nine and twelve months ended September 30, 2014 primarily includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of deferred financing fees associated with (a) the repayment of $1.005 billion of term loans and the retirement of $389 million of senior notes due 2018, both resulting from the AS Split-Off (see Note 6 of Notes to Consolidated Financial Statements), (b) the $250 million reduction of the revolving credit facility and (c) the repayment of $60 million of the accounts receivable facility term loans.

The covenant requirements and actual ratios for the twelve months ended September 30, 2014 are as follows. All covenants are in compliance.

	Covenant	Actual
	Requirements	Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	6.35x	5.59x
Senior notes due 2018 and 2020 and senior subordinated notes due 2019 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.26x

(1)	If on the last day of any four consecutive fiscal quarters ending on or before December 31, 2014 our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 25% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 6.35x which steps down over time after December 31, 2014. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of September 30, 2014, we had $2.32 billion outstanding under the term loan facilities and available commitments of $591 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At September 30, 2014, we had total debt of $4.67 billion, including $2.46 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $900 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Swap agreements expiring in March 2020 with a notional value of $300 million effectively fix our interest rates at 2.27%. Our remaining variable rate debt of $1.56 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of the $400 million interest rate swap agreements in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $20 million. Upon the expiration of the $200 million interest rate swap agreements in June 2019, a 1% change in interest rates would result in an incremental change in interest of approximately $2 million, or a total of $22 million. Upon the expiration of the $300 million interest rate swap agreements in March 2020, a 1% change in interest rates would result in an incremental change in interest of approximately $3 million, or a total of $25 million.

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

Item 6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II SUNGARD DATA SYSTEMS INC.

Dated: November 12, 2014	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2014 and (iv) Notes to Consolidated Financial Statements.