Form 10-K
period 2014-12-31
SUNGARD CAPITAL CORP; SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP II
filed 2015-03-25
CIK 1337272, 789388, 1337274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2014

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp.II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The aggregate market value of the registrants’ voting stock held by nonaffiliates is zero. The registrants are privately held corporations.

The number of shares of the registrants’ common stock outstanding as of March 1, 2015:

SunGard Capital Corp.:	257,737,736 shares of Class A common stock and 28,637,524 shares of Class L common stock
SunGard Capital Corp. II:	100 shares of common stock
SunGard Data Systems Inc.:	100 shares of common stock

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

General

SunGard is a global software company serving the financial services and the public sector and education industries. We offer a wide range of innovative software solutions, delivered as traditional software offerings or via software as a service (“SaaS”) and the cloud, and surround them with an extensive suite of services. These world-class systems, combined with our deep domain expertise and our steadfast attention to our customers’ needs, position us well to compete successfully and to benefit from the growth trends in the markets we serve. Considering the breadth of our product portfolio and the depth of our capabilities, we are uniquely capable of supporting virtually every type of financial institution, including the largest and most complex financial customers in the world.

In 2014, we generated over $2.8 billion of revenue, employing approximately 13,000 people, and serving over 15,000 customers. We are a leader in the industry and are consistently ranked in the top 10 companies in the “FinTech 100” ranking of financial technology companies.

Our customers’ business environment is dynamic and increasingly more complicated. Across the industries that we serve, sophisticated risk management requirements and compliance with ever-changing regulations are adding cost and complexity to our customers’ operations. At the same time, their shareholders are demanding improved efficiency and increased transparency. In this environment, our customers demand exceptional solutions and, with spending and resources under pressure, they are turning to a small number of trusted global technology companies to help make them successful. This plays to our strength, as our applications can lower cost, improve control and speed decision making—all of which helps improve our customers’ profitability.

We are also expanding the reach of our products beyond our traditional software offerings to SaaS and the cloud. Our well-established SaaS offerings and global cloud delivery centers host and support our applications. In some instances, we also perform business processing as a service (“BPaaS”), centered on our key technology, for our customers either individually or in a utility model.

Our professional services organization offers technology consulting, product implementation and optimization to address customers’ needs. These highly skilled resources are capable of integrating and extending our products into a customer’s computing infrastructure, speeding deployment and optimizing the software in the customer’s environment.

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

Our Sponsors continually evaluate various strategic alternatives with respect to the Company. There can be no assurance that we will ultimately pursue any strategic alternatives with respect to any business, or, if we do, what the structure or timing for any such transaction would be.

On March 31, 2014, SunGard completed the split-off of its Availability Services (“AS”) business to its existing stockholders, including its Sponsors, on a tax-free and pro-rata basis (the “AS Split-Off”).

We operate our business in two segments: Financial Systems (“FS”) and Public Sector & Education (“PS&E”).

Our FS business provides software and services to the breadth of the financial marketplace including capital markets (sell side) and asset management (buy side) customers. In addition, we provide specific offerings to address the needs of a broad range of customers, including insurance companies, corporate treasurers, wealth managers and leasing companies. Increasingly our core technology is being applied across the firms in the industry, providing greater consistency for our customers and improved operating leverage for SunGard.

PS&E provides mission critical software and technology services to domestic governments at all levels, nonprofits and utilities and to kindergarten through 12th grade (“K-12”) educational institutions.

We provide a large portfolio of products to customers who are diversified both geographically and by industry. Our base of over 15,000 customers includes an extensive list of financial services firms, including most of the world’s largest financial institutions. In addition, we serve corporate and government treasury departments, energy companies, school districts, local governments and nonprofit organizations. During each of the past three fiscal years, no single customer has accounted for more than 3% of total revenue. In many cases, our products and services are offered under multi-year contracts, providing good visibility to revenue trends and allowing us to manage spending proactively.

To the extent required by Item 1 of Form 10-K, financial information regarding our segments is included in Note 14 of the Notes to Consolidated Financial Statements in this Report.

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

Our core technologies are delivered as software licenses or via SaaS and the cloud from our data centers, providing our customers with a secure and reliable environment operated by qualified SunGard personnel. These offerings allow customers to take advantage of our deep domain expertise without the upfront cost of licensing and IT infrastructure.

Our professional services offerings allow customers to install, optimize and integrate our software into their computing environment. We are currently investing to improve our global delivery capacity, further improving customers’ adoption of our core technologies. Our BPaaS offerings typically provide back-office processing services to our customers where the process is deeply related to a SunGard application. The combination of SunGard’s industry and application knowledge, coupled with our customers’ desire to focus on their core competencies, is resulting in continued growth in these BPaaS offerings.

Our FS business offers software and technology services to a broad range of users, including asset managers, chief financial officers, compliance officers, custodians, fund administrators, insurers and reinsurers, market makers, plan administrators, registered investment advisors, treasurers, traders and wealth managers. FS is grouped into complementary solutions as follows:

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

Capital Markets: Our capital markets offerings help financial institutions to increase the efficiency, transparency and control of their trading operations, post-trade settlement, risk management, securities lending, tax processing, and regulatory compliance. The breadth of our offerings also facilitate advanced business intelligence and market data distribution based on our extensive market data access.

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

Energy and Commodities. Our energy and commodities solutions help energy companies, hedge funds and financial services firms to compete efficiently in global energy and commodities markets by streamlining and integrating the trading, risk management and operations of physical commodities and their associated financial instruments.

Insurance: Our insurance offerings provide solutions for a variety of insurance lines, including life and health, annuities and pensions, property and casualty, reinsurance and asset management. Our software and services help support front office and back office functions including customer service, policy administration, actuarial calculations, and financial and investment accounting and reporting.

Wealth Management: We provide wealth management solutions that help banks, trust companies, brokerage firms, insurance firms, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed as stand-alone products or as part of an integrated wealth management platform.

Public Sector & Education

Public Sector & Education provides mission critical software and technology services to domestic governments at all levels and K-12 learning institutions.

Public Sector: Our public sector offerings are designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, utilities and public sector institutions, as well as nonprofits. These offerings include software and technology services supporting a range of specialized enterprise resource planning and administrative processes for functions such as accounting, human resources, payroll, utility billing, land management and managed IT services. Public safety and justice agencies use our solutions to manage emergency dispatch operations, citizen and incident records, mobile computing in the field, and the operation of courts and jails. Our e-Government solutions help local governments to leverage the Internet and wireless technologies to serve their constituents.

K-12 Education: We provide software solutions and related implementation and support services for K-12 school districts and private schools throughout the United States. Our software and technology services help school districts improve the efficiency of their operations and use Web-based technologies to serve their constituents. We offer a fully integrated suite of products for student information, learning management, special education, financial management and human resource activities.

Product Development and Maintenance

Our global technology staff continually develops new products and enhances existing products to address the changing needs of our customers. We employ over 4,000 developers in a network of international development sites. Our ability to attract, motivate and retain these development resources is a key differentiator for us and ultimately a source of our organic growth. We are constantly rebalancing our development resources to develop the technologies that are most important to our customers, including such things as:

•	advanced user interfaces, increasingly based on HTML5 technology for browsers, tablets and mobile devices,

•	business intelligence and data analytics, leveraging the large volume of data available to us and providing our customers with the tools to improve their business, speed decision making and gain competitive advantage,

•	advanced proprietary risk and compliance engines, and

•	integration of cloud-based architectures into our products.

We are increasing our investment in these technologies in response to customer demand, and these investments further drive growth both domestically and internationally. We spend over $400 million dollars annually in development and have been increasing our capitalization of this software as more new products reach technological feasibility and as development spending on our SaaS offerings increase. In 2014, 2013 and 2012, we spent approximately $438, $433 million and $444 million, respectively, on software development and maintenance, of which we capitalized $62 million, $41 million and $22 million, respectively. Total software development and maintenance, net of capitalized software, was 13%, 14% and 15% of total revenue in 2014, 2013 and 2012, respectively.

Sales and Marketing

We operate a global sales and distribution network, largely through a direct sales approach. Our sales team is comprised of direct quota-carrying sales professionals who are teamed with pre- and post-sales support to help ensure that our customers receive the best possible solutions for their business needs.

Our FS solutions are generally sold on a global basis with certain products adapted to specific geographic markets. The majority of our FS revenue is sourced from North America and Western Europe, where revenue from new and existing customers has been offset by customer attrition, often from decisions made during the financial crisis of 2008. Our world-class solutions coupled with our global sales team is generating strong and consistent growth in the emerging markets. The emerging markets include China, India, Southeast Asia, Middle East, Africa, Latin America and Eastern Europe.

Our PS&E solutions are marketed in North America to municipalities and school districts, primarily in the United States.

Brand and Intellectual Property

To protect our proprietary services and software, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We have a number of patents and patent applications pending as well as a few registrations of our copyrights. We will continue to apply for software and business method patents on a case-by-case basis and will monitor ongoing developments in the evolving software and business method patent field. See “Risk Factors.”

We own registered trademarks for the SunGard name and own or have applied for trademark registrations for many of our services and software products. Following the AS Split-Off, AS has the right to use the Sungard Availability Services name, which does not include the right to use the SunGard name or its derivatives.

Competition

Because of the breadth and highly technical nature of our solutions, most of the areas in which we compete have a relatively small number of significant competitors. In our FS business, we compete with numerous software and services companies who generally provide point solutions to address specific customer needs. While many of these companies can compete in a particular sector of the financial services industry, we believe that none of them have the ability to compete against the entire spectrum of SunGard’s solutions in the various sectors that we serve. In addition, few companies have the global reach that SunGard provides. To some degree, we also face competition from the internal IT resources of our customers and prospects. However, increased regulation is driving customers to use industry proven solutions such as those offered by SunGard. We believe that we compete effectively through our innovative solutions, dedicated resources, quality of service and breadth of offerings. In addition, we believe that our leadership, reputation and experience are important competitive advantages.

In our PS&E business, we compete with a variety of vendors depending upon customer characteristics. For example, different competitors serve educational institutions and government agencies of different sizes or types and in different states or geographic regions. Competitors in these businesses range from larger providers of generic enterprise resource planning systems to smaller providers of specialized applications and also include outsourcers and systems integrators as well as the internal IT resources of our customers and prospects. The key competitive factors in marketing public sector and K-12 systems are the accuracy and timeliness of processed information, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively on each of these factors and that our leadership, reputation and experience in these businesses are important competitive advantages.

Employees

As of December 31, 2014, we had approximately 13,000 employees. Our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS).

ITEM 1A.	RISK FACTORS

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	global economic and market conditions;

•	the condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	our high degree of debt-related leverage;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	the market and credit risks associated with broker/dealer operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business;

•	the integration and performance of acquired businesses;

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents;

•	a material weakness in our internal controls;

•	unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions; and

•	the AS Split-Off failing to qualify as a tax free transaction.

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

In addition, under the senior secured credit agreement, under certain circumstances, we are required to satisfy and maintain a specified financial ratio and other financial condition tests. Our ability to meet the financial ratio and tests can be affected by events beyond our control, and we may not be able to meet the ratio and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.

If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facilities and our unsecured indebtedness.

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

Our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software sales. We offer a number of our software solutions on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. As a result, the sales cycle for a software license may be lengthy and take unexpected turns. Further, our customers’ business models are shifting away from paying upfront license fees to paying periodic rental fees for services. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales.

Rapid changes in technology and our customers’ businesses could adversely affect our business and financial results.

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we may not be able to respond adequately. If we do not successfully update and integrate our products and services, including our SaaS and cloud offerings, to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks and we may find it difficult or costly to, among other things:

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

Some technological changes may render some of our products and services less valuable or eventually obsolete. In addition, because of ongoing, rapid technological changes, the useful lives of some technology assets have become shorter and customers are therefore replacing these assets more often. As a result, our customers are increasingly expressing a preference for contracts with shorter terms, which could make our revenue less predictable in the future. In addition, rapid changes in our upfront license sales model could result in a prolonged downward trend in our high margin software license revenue.

Our securities brokerage operations are highly regulated and subject to risks that are not encountered in our other businesses.

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

A portion of our revenue is generated outside the United States, primarily from customers located in Europe. Over the past few years we have expanded our operations in certain emerging markets in Asia, Africa, Europe, the Middle East and South America. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

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

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our PS and K-12 businesses.

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

A material weakness in our internal controls could have a material adverse effect on us.

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

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. We regularly are under examination by tax authorities. Although we believe our income tax provision is reasonable, the final determination of our tax liability could be materially different from our historical income tax provisions, which could have a material effect on our financial position, results of operations or cash flows. In addition, tax-law amendments in the United States and other jurisdictions could significantly impact how United States multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have a material adverse effect on our business and financial results.

Risks Related to the AS Split-Off

There could be significant liability for us if all or part of the AS Split-Off were determined to be taxable for U.S. federal or state income tax purposes.

We received opinions from outside tax counsel to the effect that the AS Split-Off should qualify for tax-free treatment as transactions described in Section 355 and related provisions of the Internal Revenue Code (the “Code”) as well as relevant state income tax authority. Notwithstanding this, the tax-free treatment is not free from doubt, and there is a risk that cannot be dismissed that the Internal Revenue Service (the “Service”), a state taxing authority or a court could conclude to the contrary that the separation of the Availability Services business from the Company, through internal spin-offs, certain related transactions and the exchange of a portion of shares of SunGard Capital Corp. II Preferred Stock for all of the shares of Sungard Availability Services Capital, Inc. (“SpinCo”) may not qualify as tax-free transactions. An opinion of tax counsel is not binding on the Service, state taxing authorities or any court and as a result there can be no assurance that a tax authority will not challenge the tax-free treatment of all or part of the AS Split-Off or that, if litigated, a court would not agree with the Service or a state taxing authority. Further, these tax opinions rely on certain facts, assumptions, representations, warranties and covenants from the Company, SpinCo and from some of our stockholders regarding the past and future conduct of the companies’ respective businesses, share ownership and other matters. If any of the facts, assumptions, representations, warranties and covenants on which the opinions rely is inaccurate or incomplete or not satisfied, the opinions may no longer be valid. Moreover, the Service or state taxing authority could determine on audit that the AS Split-Off is taxable if it determines that any of these facts, assumptions, representations, warranties or covenants are not correct or have been violated or if it disagrees with one or more conclusions in the opinions or for other reasons.

In addition, actions taken following the AS Split-Off, including certain 50 percent or greater changes by vote or value of our stock ownership or that of SpinCo, may cause the AS Split-Off to be taxable to the Company. If the AS Split-Off is determined to be taxable, the Company and possibly its stockholders could incur significant income tax liabilities. These tax liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Actions taken by SpinCo or its stockholders could cause the AS Split-Off to fail to qualify as a tax-free transaction, and SpinCo may be unable to fully indemnify us for the resulting significant tax liabilities.

Pursuant to the Tax Sharing and Disaffiliation Agreement that we entered into with SpinCo (“Tax Sharing Agreement”), SpinCo is required to indemnify us for certain taxes relating to the AS Split-Off that result from (i) any breach of the representations or the covenants made by SpinCo regarding the preservation of the intended tax-free treatment of the AS Split-Off, (ii) any action or omission that is inconsistent with the representations, statements, warranties and covenants provided to tax counsel in connection with their delivery of tax opinions to us with respect to the AS Split-Off, and (iii) any other action or omission that was likely to give rise to such taxes when taken, in each case, by SpinCo or any of its subsidiaries. Conversely, if any such taxes are the result of such a breach or certain other actions or omissions by the Company, we would be wholly responsible for such taxes. In addition, if any part of the AS Split-Off fails to qualify for the intended tax-free treatment for reasons other than those for which we or SpinCo would be wholly responsible pursuant to the provisions described above, SpinCo will be obligated to indemnify us for 23% of the liability for taxes imposed in respect of the AS Separation and we would bear the remainder of such taxes. If SpinCo is required to indemnify us for any of the foregoing reasons, SpinCo’s indemnification liabilities could potentially exceed its net asset value and SpinCo may be unable to fully reimburse or indemnify us for our significant tax liabilities arising from the AS Split-Off as provided by the Tax Sharing Agreement.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax-free split-off.

To preserve the intended tax-free treatment of the AS Split-Off , we must comply with restrictions under current U.S. federal income tax laws for split-offs such as (i) refraining from engaging in certain transactions that would result in a 50 percent or greater change by vote or by value in our stock ownership, (ii) continuing to own and manage our historic businesses and (iii) limiting sales or redemptions of our common stock. If these restrictions and certain others are not followed, the AS Split-Off could be taxable to SunGard and possibly SunGard’s stockholders. These tax liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the Tax Sharing Agreement, we (i) represent that we have no plan or intention to take or fail to take any action that would be inconsistent with the representations, statements, warranties and covenants provided to tax counsel in connection with their delivery of opinions to us with respect to the AS Split-Off and related transactions and (ii) covenant that during the two-year period following the AS Split-Off , we will not, except in certain specified transactions, (a) sell, issue or redeem our equity securities (or those of certain of our subsidiaries) or (b) liquidate, merge or consolidate with another person or sell or dispose of a substantial portion of our assets (or those of certain of our subsidiaries). During this two-year period, we may take certain actions prohibited by these covenants if we provide SpinCo with a ruling from the Service or a favorable opinion of tax counsel or of a nationally recognized accounting firm, reasonably satisfactory to SpinCo, to the effect that these actions should not affect the tax-free nature of the AS Split-Off .

These restrictions could limit our strategic and operational flexibility, including our ability to make acquisitions using equity securities, finance our operations by issuing equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease space in many locations worldwide, primarily for data centers, sales offices, customer support offices and administrative offices. We also own some of our computer and office facilities. Our principal facilities include our leased financial systems application service provider centers in Voorhees, New Jersey; Burlington, Massachusetts; Hopkins, Minnesota; Salem, New Hampshire; Ridgefield, New Jersey; and Wayne, Pennsylvania. We believe that our leased and owned facilities are adequate for our present operations.

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

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of March 1, 2014, there were 376 holders of record of each of Class A common stock and Class L common stock of SCC, and there was one holder of record of common stock of SunGard.

See ITEM 7-LIQUIDITY AND CAPITAL RESOURCES—COVENANT COMPLIANCE for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

SunGard Capital Corp.

	2010	2011	2012	2013	2014
	(in millions)
Income Statement Data (1)
Revenue	$2,909	$2,921	$2,808	$2,761	$2,809
Operating income (loss)	59	242	348	404	86
Income (loss) from continuing operations	(463)	(78)	(43)	45	(208)
Income (loss) from discontinued operations	(107)	(73)	(23)	17	(14)
Net Income (loss)	(570)	(151)	(66)	62	(222)
Cash Flow Data
Cash flow from continuing operations	N/A (2)	$164	$287	$421	$332
Cash flow from discontinued operations	N/A (2)	514	(43)	324	33

Cash flow from operations	$721	$678	$244	$745	$365
Balance Sheet Data
Total assets	$12,968	$12,550	$10,018	$9,778	$6,511
Total short-term and long-term debt	8,050	7,823	6,658	6,384	4,669
Equity	1,452	1,375	614	695	92

SunGard Capital Corp. II

	2010	2011	2012	2013	2014
	(in millions)
Income Statement Data (1)
Revenue	$2,909	$2,921	$2,808	$2,761	$2,809
Operating income (loss)	59	242	348	405	86
Income (loss) from continuing operations	(463)	(78)	(43)	46	(208)
Income (loss) from discontinued operations	(107)	(73)	(23)	17	(14)
Net Income (loss)	(570)	(151)	(66)	63	(222)
Cash Flow Data
Cash flow from continuing operations	N/A (2)	$164	$287	$422	$332
Cash flow from discontinued operations	N/A (2)	514	(43)	324	33

Cash flow from operations	$721	$678	$244	$746	$365
Balance Sheet Data
Total assets	$12,968	$12,550	$10,018	$9,778	$6,511
Total short-term and long-term debt	8,050	7,823	6,658	6,384	4,669
Equity	1,567	1,433	688	780	169

SunGard Data Systems Inc.

	2010	2011	2012	2013	2014
	(in millions)
Income Statement Data (1)
Revenue	$2,909	$2,921	$2,808	$2,761	$2,809
Operating income (loss)	59	242	348	405	87
Income (loss) from continuing operations	(463)	(76)	(43)	46	(207)
Income (loss) from discontinued operations	(107)	(73)	(23)	17	(17)
Net Income (loss)	(570)	(149)	(66)	63	(224)
Cash Flow Data
Cash flow from continuing operations	N/A (2)	$164	$287	$422	$332
Cash flow from discontinued operations	N/A (2)	514	(43)	324	33

Cash flow from operations	$721	$678	$244	$746	$365
Balance Sheet Data
Total assets	$12,968	$12,550	$10,018	$9,774	$6,507
Total short-term and long-term debt	8,050	7,823	6,658	6,384	4,669
Stockholder’s equity	1,607	1,461	716	821	205

(1)	Included in the 2010 loss from continuing operations is a goodwill impairment charge of $205 million and a loss on the extinguishment of debt of $58 million, including tender and call premiums of $39 million, associated with the early retirement of $1.6 billion senior notes due 2013 and euro denominated term loans. Included in the 2010 loss from discontinued operations is a goodwill impairment charge of $123 million and a loss on disposal of discontinued operations of $94 million.

Included in the 2011 loss from continuing operations is a goodwill impairment charge of $12 million related to prior-year period, which has been corrected in 2011, and an income tax benefit of $48 million reflecting amortization of the deferred tax liability, which benefit would have been reflected in prior years in the statement of comprehensive income. Included in the 2011 income (loss) from discontinued operations is $135 million of deferred tax expense related to the book-over-tax basis difference of a Higher Education (“HE”) subsidiary that was classified as held for sale at December 31, 2011, and a goodwill impairment charge of $39 million.

Included in the 2012 loss from continuing operations is a loss on extinguishment of debt of $82 million, including tender and call premiums of $48 million, due primarily to the early extinguishments of the senior notes due 2015 and the senior subordinated notes due 2015, and the partial repayment of term loans in January and December 2012. Included in the 2012 income from discontinued operations are gains on the sale of discontinued operations of $571 million primarily related to the sale of HE and a goodwill impairment charge of $385 million. The AS business, which was split-off on March 31, 2014, and two small businesses within the FS segment, which were sold on January 31, 2014, are included in discontinued operations.

Included in the 2014 loss from continuing operations is a trade name impairment charge of $339 million as a result of the split-off of AS and how the trade name is being used following the split-off, and a $61 million loss on extinguishment of debt which includes (i) a $36 million loss associated with the exchange of approximately $425 million of senior notes issued by SunGard Availability Services Capital, Inc. for approximately $389 million of 7.375% senior notes due 2018 issued by SunGard and (ii) the write-off of $25 million of deferred financing fees resulting from the repayment or retirement of debt during the first quarter of 2014.

See Notes 1, 3 and 5 of Notes to Consolidated Financial Statements.

(2)	The split of cash flow from continuing operations and cash flow from discontinued operations is not available for 2010 due to reclassifications of businesses into discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

SunGard is a global software company serving the financial services and the public sector and education industries. We offer a wide range of innovative software solutions, delivered as traditional software offerings or via Software as a Service (“SaaS”) and the cloud, and surround them with an extensive suite of services. These world-class systems, combined with our deep domain expertise and our steadfast attention to our customers’ needs, position us well to compete successfully and to benefit from the growth trends in the markets we serve. Considering the breadth of our product portfolio and the depth of our capabilities, we are uniquely capable of supporting virtually every type of financial institution, including the largest and most complex financial customers in the world.

In 2014, the Company generated over $2.8 billion of revenue, employing approximately 13,000 people, and serving over 15,000 customers. We are a leader in the industry and are consistently ranked in the top 10 companies in the “FinTech 100” ranking of financial technology companies.

The last few years have been truly transformative for SunGard. Since 2011, we have sold our Higher Education business and sold or exited other small non-strategic or low-margin businesses. In addition, on March 31, 2014, we completed the split-off of the Availability Services business, resulting in two separate companies. SunGard is now a more focused and streamlined software company, with financial services at its core, augmented by a leading position in the public sector and the kindergarten through 12th grade (“K-12”) education marketplaces.

During the same period, we have embarked on an organic growth strategy which is fueled by product innovation, improved sales reach, superior delivery and support of our customers’ mission critical applications. This allows us to integrate and build on our core technologies, surround them with services and support them on a global basis. As a result, customer retention has improved, new products have come to market and our sales investments have resulted in consistently improving sales results. Accelerated emerging markets growth reflects the geographic diversity and success of our investments. Finally, in the second half of 2014, we generated consistent growth, culminating in 5% constant currency growth in the fourth quarter of 2014. At the same time, our more focused approach has improved Adjusted EBITDA margins by 3 full percentage points since 2011.

Our customers’ business environment is dynamic and increasingly more complicated. Across the industries that we serve, sophisticated risk management requirements and compliance with ever-changing regulations are adding cost and complexity to our customer’s operations. At the same time, their shareholders are demanding improved efficiency and increased transparency. In this environment, our customers demand exceptional solutions and, with spending and resources under pressure, they are turning to a small number of trusted global technology companies to help make them successful. This plays to SunGard’s strength, as our applications can lower cost, improve control and speed decision making—all of which helps improve our customers’ profitability.

We are also expanding the reach of our products beyond our traditional software offerings to SaaS and the cloud. Our revenue growth is fueled by well-established SaaS offerings and global cloud delivery centers to host and support our applications. In some instances, we also perform business processing as a service (“BPaaS”), centered on our key technology, for our customers either individually or in a utility model.

Another key source of growth is our professional services organization, which offers technology consulting, product implementation and optimization to address customers’ needs. These highly skilled resources are capable of integrating and extending SunGard products into a customer’s computing infrastructure, speeding deployment and optimizing the software in their environment.

Our Business Model

SunGard’s business model is founded on software, which is surrounded by services, resulting in strong recurring revenue streams with attractive profit margins. At the heart of our business model is SunGard’s proprietary intellectual property that is delivered both as traditional software licenses and also as SaaS offerings. Our license offerings have traditionally been run on our customer premises but are increasingly delivered from SunGard’s cloud computing centers. In addition, we provide professional services and business processing services (collectively, “services”).

We classify our revenue into three categories:

•	Software revenue

•	SaaS and Cloud revenue

•	Professional and Business Processing Services revenue

Our revenue streams are highly recurring as a result of long-running contracts and strong customer renewal rates for software maintenance, rentals, SaaS and Cloud. These offerings comprise over 85% of our Software, SaaS and Cloud revenue (or roughly 70% of our overall revenue stream). This high-margin revenue stream provides good visibility to future results and allows the company to manage spending and profit proactively. We expect these offerings to grow in the future.

Software Revenue: Our software revenue represents approximately 40% of our total revenue and is comprised of traditional software license fees, maintenance and support fees, and fees from the resale of third party software licenses. These software license fees include term licenses, perpetual licenses and rental fees for customers who would prefer a periodic fee instead of a larger up-front payment. Maintenance and support fees provide customers with periodic technology updates and interactive support related to our software. Approximately three-fourths of our software revenue is recurring due to our long-term maintenance and rental revenue streams and strong customer renewal rates.

The remainder of our Software revenue is generated from software license sales to new and existing customers. This is very high margin revenue which may fluctuate from quarter to quarter. As a result, the timing of these license sales in any given quarter can impact that quarter’s revenue growth and profitability.

SaaS and Cloud Revenue: Our SaaS and Cloud offerings comprise approximately 38% of our total revenue. SaaS and Cloud offerings are delivered from SunGard data centers and provide customers with a secure and reliable environment operated by qualified SunGard personnel. These offerings allow customers to take advantage of SunGard’s deep domain expertise while avoiding the upfront cost of licensing and IT infrastructure. SaaS and Cloud revenue also includes revenue from our proprietary trading algorithms and trade execution network.

These SaaS and Cloud offerings are generally sold on multi-year contracts and have historically generated high customer renewal rates. As such, they form a strong recurring revenue stream for our company. Consistent with industry trends, we expect SaaS and Cloud revenue to become a greater portion of our overall revenue going forward.

Professional and Business Processing Services Revenue: Professional and Business Processing Services revenue is approximately 22% of our total revenue.

Professional Services offerings allow customers to install, optimize and integrate SunGard’s software into their computing environment. While this is not a recurring revenue stream, per se, it has generated a consistent revenue stream of $500 million to $525 million annually. The profit margin on this revenue stream is comparable to other professional services firms but lower than our software offerings. We are currently investing to improve our global delivery capacity, further improving customers’ adoption of our core technologies, but this investment puts some short-term pressure on our professional services profit margins.

Our BPaaS offerings typically provide back-office processing services to our customers where the process is deeply related to a SunGard application. The combination of our industry and application knowledge, coupled with our customers’ desire to focus on their core competencies, is resulting in continued growth in these BPaaS offerings.

Geographic Operations

SunGard manages our operations in 4 major geographies around the world, generating over $2.8 billion in revenue, as described below.

Region	Percent of Total Revenue
North America	64%
Europe	22%
Asia Pacific	10%
Middle East, Africa, Central and South America	4%

The established markets, comprised of the US, Western Europe, Japan and Australia generated 88% of our revenue in 2014. These large, mature markets include some of our largest customers and the most extensive use of our technologies. The emerging markets are comprised of China, India, Southeast Asia, the Middle East, Africa, Latin America and Eastern Europe. These markets are less mature, but much faster growing and customers in these regions have embraced SunGard’s offerings as they compete on both a local and increasingly global basis. The emerging markets have grown consistently over time, and now comprise 12% of SunGard’s overall revenue.

Similar to our revenue, SunGard’s resources and facilities are also geographically dispersed. This provides better local customer support and also results in natural currency hedges such that currency movements that may impact revenue growth have less of an impact on profit growth.

Our Segments

We operate our company in two broad segments, Financial Systems and Public Sector & Education.

Financial Systems

Our Financial Systems (“FS”) business provides software and services to the breadth of the financial marketplace including capital markets (sell side) and asset management (buy side) customers. In addition, we provide specific offerings to address the needs of a broad range of customers, including insurance companies, corporate treasurers, wealth managers and leasing companies. Increasingly our core technology is being applied across the firms in the industry, providing greater consistency for our customers and improved operating leverage for SunGard. A brief description of our capabilities is included below.

Our Asset Management solutions address the needs of institutional investors, hedge funds, private equity, fund administrators and securities transfer agents. Our solutions support every stage of the investment process, from research and portfolio management, to valuation, risk management, compliance, investment accounting, transfer agency and client reporting.

Our Capital Markets offerings help financial institutions to increase the efficiency, transparency and control of their trading operations, post-trade settlement, risk management, securities lending, tax processing, and regulatory compliance. The breadth of our offerings also facilitate advanced business intelligence and market data distribution based on our extensive market data access.

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

Our Insurance solutions provide solutions for a variety of insurance lines, including life and health, annuities and pensions, property and casualty, reinsurance and asset management. Our software and services help support front office and back office functions including customer service, policy administration and actuarial calculations, and financial and investment accounting and reporting.

Our Wealth Management solutions help banks, trust companies, brokerage firms, insurance firms, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed as stand-alone products or as part of an integrated wealth management platform.

Public Sector & Education

Our Public Sector & Education (“PS&E”) segment provides mission critical software and technology services to domestic governments at all levels and Kindergarten through 12th grade (“K-12”) educational institutions.

Our public sector offerings include software and technology services supporting a range of specialized enterprise resource planning and administrative processes for functions such as accounting, human resources, payroll, utility billing, land management and managed IT services. Public safety and justice agencies use our solutions to manage emergency dispatch operations, citizen and incident records, mobile computing in the field, and the operation of courts and jails. Our e-Government solutions help local governments to leverage the Internet and wireless technologies to serve their constituents.

Our K-12 Education offerings provide software solutions and related implementation and support services for K-12 school districts and private schools throughout the United States. Our software and technology services help school districts improve the efficiency of their operations and use Web-based technologies to serve their constituents. We offer a fully integrated suite of products for student information, learning management, special education, financial management and human resource activities.

Results of Operations:

We evaluate our performance using both U.S. GAAP (accounting principles generally accepted in the United States) and non-GAAP measures. Our primary non-GAAP measure is Adjusted EBITDA (defined below), whose corresponding GAAP measure is operating income.

We believe Adjusted EBITDA is an effective tool to measure our operating performance because it excludes non-cash items and certain variable charges. We use Adjusted EBITDA extensively to measure both SunGard and its reportable segments within the Company and also to report our results to our board of directors. We use a similar measure, as defined in our senior secured credit agreement, for purposes of computing our debt covenants.

While Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to our reported GAAP results. Also, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation;

•	amortization of acquisition-related intangible assets;

•	trade name and goodwill impairment charges;

•	severance and facility closure charges;

•	stock compensation;

•	management fees; and

•	certain other costs.

We are supplementing certain GAAP measures with comparable measures on a constant-currency basis, a non-GAAP measure, which exclude the impacts from changes in currency translation. We believe providing explanations of the year to year variances in our results on a constant-currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present our constant currency year over year changes, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

On a GAAP basis, the Company generated revenue of $2.81 billion, operating income of $87 million, and a loss from continuing operations of $207 million for the year ended December 31, 2014. The loss from continuing operations for the year ended December 31, 2014 was primarily driven by the $339 million non-cash trade name impairment charge (see Goodwill and Trade Name impairment tests discussion below).

	(in millions)		Year over Year Change
	2013	2014	Reported	Constant Currency
Total Revenue	$2,761	$2,809	2%	2%

Total SunGard revenue for 2014 was $2.8 billion, up 2% from 2013. Our revenue growth was due to market reception of our new technology, continued growth in the emerging markets, and growth in the broad array of services that surround and support our software. In 2014 and 2013, Software revenue was approximately 40% and 41%, respectively, of total revenue, SaaS and Cloud revenue was approximately 38% of total revenue and professional services and BPaaS revenue was approximately 22% and 21%, respectively, of total revenue.

Software revenue was relatively unchanged in 2014. Software revenue benefitted from strong customer acceptance of our latest technology but this was offset by reductions in certain legacy products, particularly in the established markets. Conversely, emerging market revenue grew in 2014 and accelerated in the second half of the year, driven by stronger maintenance revenue growth and a number of new customer wins.

SaaS and Cloud revenue increased approximately 2% in 2014 from the prior year. This growth was driven by increased volumes from our existing customers and increased adoption of our SaaS and Cloud offerings, supported by our new global delivery centers. The 2014 year to year growth rate was negatively impacted by approximately 1 point of growth due to the sale of a $12 million customer bankruptcy claim in the third quarter of 2013.

Professional services and BPaaS revenue increased approximately 5% in 2014 from the prior year primarily due to broad-based growth in professional services as customers increased spending to implement our software and integrate it into their operating environments.

Total Operating Margin:

	(in millions)		Year over Year Change
	2013	2014	Reported		Constant Currency
Revenue	$2,761	$2,809	2%		2%
Operating income	405	87	(79)%		(78)%
Operating income margin	14.7%	3.1%	(11.6	)pts	(11.5	)pts

Our total operating income margin was 3.1% for 2014, compared to 14.7% for 2013. Total operating income margin declined 11.5 points on a constant-currency basis, driven by:

•	a $339 million trade name impairment in 2014 reduced that period’s operating income margin by 12.0 points. There was no trade name impairment in the prior year period;

•	a $12 million increase in spending primarily related to one-time expenses related to the AS Split-Off, which decreased the operating income margin by 0.4 points; and

•	a $46 million decrease in amortization of acquisition-related intangible assets, which increased our margin by 1.6 points, primarily due to software intangible assets that were fully amortized during 2013 and early 2014.

The following items also impacted our 2014 operating income margin, as mentioned in our segment discussions below:

•	investments we are making in sales, delivery and support resources in each of our segments;

•	the increasing mix of professional services in our revenue stream; and

•	the sale of a $12 million customer bankruptcy claim in 2013.

Adjusted EBITDA:

The following table reconciles operating income to Adjusted EBITDA:

	(in millions)		Year over Year Change
	2013	2014	Reported		Constant Currency
Revenue	$2,761	$2,809	2%		2%
Reconciliation of Operating income to Adjusted EBITDA:
Operating income	$405	$87	(79)%		(78)%
Depreciation (1)	104	107	4%		4%
Amortization of acquisition-related intangible assets	182	136	(25)%		(25)%
Trade name impairment	—	339	n/a		n/a
Severance and facility closure costs	17	27	58%		62%
Stock compensation	39	42	8%		8%
Management fees	8	9	9%		9%
Other costs	11	18	62%		63%

Adjusted EBITDA	$766	$765	—%		—%

Adjusted EBITDA margin	27.7%	27.2%	(0.5	)pts	(0.4	)pts

Our 2014 Adjusted EBITDA was $765 million, down $1 million from the prior year period. Our reported Adjusted EBITDA margin decreased 0.5 points to 27.2% in 2014. On a constant-currency basis, our Adjusted EBITDA margin decreased 0.4 points, driven primarily by continued investments in sales resources, increased delivery capacity to support our SaaS and Cloud offerings and skilled resources to support our professional services growth. Also, impacting the year to year decline in margin was the sale of a customer bankruptcy claim in the prior year.

Segment discussion:

Our business is organized into two segments, Financial Systems and Public Sector & Education. Corporate spending is held above the segments as noted in the table below. Corporate spending includes support functions such as corporate finance, human resources, and legal. The following table details Adjusted EBITDA for each of our two reportable segments and corporate spending to reconcile to total SunGard Adjusted EBITDA. Following the table is a discussion of each of our reportable segments.

	Adjusted EBITDA
	(in millions)
	2013	2014
FS	$746	$742
PS&E	66	68
Corporate	(46)	(45)

Total	$766	$765

Financial Systems segment:

	(in millions)		Year over Year Change
	2013	2014	Reported		Constant Currency
Total Revenue	$2,551	$2,592	2%		2%
Adjusted EBITDA	746	742	(1)%		—%
Adjusted EBITDA margin	29.2%	28.6%	(0.6	)pts	(0.5	)pts

Revenue:

In 2014, FS revenue grew 2% driven by SaaS and Cloud, and professional services. These results reflect the reception of our new technology offerings, particularly within our asset management, wealth management and treasury solutions, continued growth in the emerging markets, and growth in a broad array of services that surround and support our software. In 2014 and 2013, software revenue was approximately 38% and 39%, respectively, of FS revenue, SaaS and Cloud revenue was approximately 40% of FS revenue and services revenue was approximately 22% and 21%, respectively, of FS revenue.

Software revenue was relatively unchanged in 2014. Software revenue grew as a result of our new technology offerings which resulted in revenue growth in both new and existing customers. These increases however, were offset by reductions in certain legacy products.

SaaS and Cloud revenue increased approximately 1% in 2014 from the prior year. This growth was driven by increased volumes from our existing customers and increased adoption of our SaaS and Cloud offerings, supported by our new global delivery centers. The 2014 year to year growth rate was negatively impacted by approximately 1 point of growth due to the sale of a $12 million customer bankruptcy claim in the third quarter of 2013.

Professional services and BPaaS revenue increased approximately 4% in 2014 from the prior year primarily due to broad-based growth in professional services tied to our new technology offerings and increasing global reach, as customers increased their spending to implement our software and integrate it into their operating environments.

Adjusted EBITDA:

FS Adjusted EBITDA was $742 million, a decrease of 1% from the prior year period. On a constant currency basis, FS adjusted EBITDA was essentially unchanged. The FS Adjusted EBITDA margin was 28.6% and 29.2% for 2014 and 2013, respectively.

The FS Adjusted EBITDA margin decrease was driven by continued investments in sales resources, increased delivery capacity to support our SaaS and Cloud offerings and skilled resources to support our professional services growth. Also impacting the year to year margin decline was the sale of a customer bankruptcy claim in the prior year as previously discussed.

Public Sector & Education segment:

	(in millions)		Year over Year Change
	2013	2014	Reported		Constant Currency
Total Revenue	$210	$217	4%		4%
Adjusted EBITDA	66	68	2%		2%
Adjusted EBITDA margin	31.6%	31.1%	(0.5	)pts	(0.5	)pts

Revenue:

In 2014, PS&E revenue grew 4% principally driven by growth in services and accompanied by more modest increases in Software, SaaS and Cloud revenues. In 2014 and 2013, software revenue represented approximately 64% and 65%, respectively, of total PS&E revenue, SaaS and Cloud revenue was approximately 17% of segment revenue, and services revenue was approximately 19% and 18%, respectively, of PS&E revenue.

Software revenue increased 1% primarily due to annual software maintenance increases, sales to new customers and add-on sales to existing customers. SaaS and Cloud revenue increased 6% primarily due to the full year impact from new sales in 2013, add-on cloud services to the existing customer base and annual rate increases. Professional services revenue increased 12% due to new software license sales and product upgrades which generate related implementation and integration services.

Adjusted EBITDA:

PS&E Adjusted EBITDA was $68 million, an increase of 2% from 2013. On a constant currency basis, PS&E Adjusted EBITDA also increased 2%. The PS&E Adjusted EBITDA margin was 31.1% and 31.6% for 2014 and 2013, respectively. The 0.5% margin decrease was driven by investments in services and development resources to accelerate customer delivery and drive future revenue growth, partially offset by increased capitalization of software development costs.

Corporate Spending:

	(in millions)		Year over Year Change
	2013	2014	Reported	Constant Currency
Corporate Spending	$46	$45	(4)%	(4)%

The $1 million decrease in corporate spending was primarily due to lower employee costs and reduced external services expenses. Corporate spending includes supporting functions such as corporate finance, human resources, and legal.

Non-operating Expenses:

Interest expense and amortization of deferred financing costs:

Our interest expense was $291 million and $326 million for 2014 and 2013, respectively. The $35 million decrease in interest expense was due primarily to (i) approximately $10 million of non-capitalizable expenses associated with the March 2013 refinancing of SunGard’s senior secured credit facility and (ii) lower outstanding debt resulting from (a) the repayment of the senior secured notes due 2014 on January 15, 2014, (b) the term loan repayments in 2013 and 2014 and (c) the partial repayment of the receivables facility term loan on January 31, 2014. Interest expense related to the debt repaid or retired on March 31, 2014 in connection with the AS Split-Off was allocated to discontinued operations.

Loss on extinguishment of debt:

Loss on extinguishment of debt was $61 million and $6 million for 2014 and 2013, respectively. The loss on extinguishment of debt in 2014 includes (i) a $36 million loss associated with the exchange of approximately $425 million of senior notes issued by Sungard Availability Services, Inc. (“SpinCo”) (“SpinCo Notes”) for approximately $389 million of senior notes due 2018 issued by SunGard (“SunGard Notes”) in connection with the AS Split-Off and (ii) the write-off of $25 million of deferred financing fees resulting from the repayment or retirement of debt during the first quarter (see Notes 1 and 5 of Notes to Consolidated Financial Statements). Loss on extinguishment of debt in 2013 primarily includes the write-off of deferred financing fees associated with the March 2013 refinancing of $2.2 billion of term loans.

Income (loss) from discontinued operations, net of tax:

Income (loss) from discontinued operations, net of tax, was a loss of $17 million in 2014 and was income of $17 million in 2013. On March 31, 2014, we completed the AS Split-Off. Income (loss) from discontinued operations reflects the results of our AS business and two smaller FS subsidiaries that were sold in January 2014. Included in loss from discontinued operations in 2014 is a gain on the sale of two FS businesses of approximately $22 million. Also included in loss from discontinued operations in 2014 is sponsor management fee expense of approximately $15 million payable under the Management Agreement for services related to the issuance of the $1.025 billion AS term loan and $425 million of SpinCo Notes in connection with the AS Split-Off.

Income (loss) attributable to the non-controlling interest:

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $174 million and $169 million for 2014 and 2013, respectively. The increase in accreted dividends is due to compounding of the cumulative, undeclared dividend, partially offset by the decrease in outstanding preferred shares resulting from the share exchange as part of the AS Split-Off.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The table below presents SunGard’s financial results including Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to GAAP operating income, which we believe to be a comparable measure.

	(in millions)		Year over Year Change
	2012	2013	Reported	Constant Currency
Total Revenue	$2,808	$2,761	(2)%	(2)%

In 2013 and 2012, software revenue was approximately 41% and 40%, respectively, of total revenue, SaaS and Cloud revenue was approximately 38% and 39%, respectively, of total revenue and services revenue was approximately 21% of total revenue.

Software revenue was relatively unchanged in 2013. In 2013, our license revenue increased due to new license sales of certain products, particularly in the emerging markets. In addition, software revenue benefitted from an acquisition in the fourth quarter of 2012. These increases in software revenue were offset by reductions in certain legacy products.

SaaS and Cloud revenue decreased approximately 3% in 2013 from the prior year due primarily to customer attrition, some of which was the result of customer bankruptcies and mergers. The decreases in SaaS and Cloud revenue were partially offset by the sale of a $12 million customer bankruptcy claim.

Professional services and BPaaS revenue decreased approximately 4% in 2013 from the prior year due primarily to a reduction in professional services reflecting the completion of certain large projects in 2012, partially offset by the recognition of significant customer milestones in the fourth quarter of 2013.

Total Operating Margin:

	(in millions)		Year over Year Change
	2012	2013	Reported		Constant Currency
Revenue	$2,808	$2,761	(2)%		(2)%
Operating income	348	405	16%		12%
Operating income margin	12.4%	14.7%	2.3	pts	1.7	pts

Our total operating income margin was 14.7% for 2013. Our total operating income margin on a constant-currency basis was 14.1% for 2013 compared to 12.4% for 2012. The more significant factors impacting the 1.7 margin point improvement were:

•	a 1.3 margin point improvement from the decrease in amortization of acquisition-related intangible assets due to a portion of software and customer base intangible assets that became fully amortized in 2012;

•	a 0.9 margin point increase from the $25 million decrease in severance and facility closure costs; and

•	a 0.6 margin point decrease from the combined $16 million increase in (i) depreciation due to increases in capitalized software and (ii) stock compensation expense.

The following items also impacted our 2013 operating income margin, as further discussed below:

•	lower development spending as we rationalized our overall spending and reoriented that spending to the faster growing market segments; and

•	various reductions in spending related to our cross-company lean savings.

Adjusted EBITDA:

	(in millions)		Year over Year Change
	2012	2013	Reported		Constant Currency
Revenue	$2,808	$2,761	(2)%		(2)%
Reconciliation of Operating Income to Adjusted EBITDA:
Operating income	$348	$405	16%		12%
Depreciation (1)	96	104	9%		9%
Amortization of acquisition-related intangible assets	217	182	(17)%		(17)%
Severance and facility closure costs	42	17	(59)%		(59)%
Stock compensation	31	39	24%		24%
Management fees	9	8	(10)%		(10)%
Other costs	6	11	92%		93%

Adjusted EBITDA	$749	$766	2%		—%

Adjusted EBITDA margin	26.7%	27.7%	1.1	pts	0.5 p	ts

Our Adjusted EBITDA margin increased 1.1 points to 27.7% in 2013. The increase was driven by the expansion of the FS Adjusted EBITDA margin reflecting improvements in our administrative and development spending. The improvements in our development spending are the result of initiatives to exit certain slower growing products and shift our investments to new technologies. This shift also led to an increase in capitalized software, further reducing in period development spending. In addition, currency fluctuation improved margin by 0.6 points, primarily within our expense base, as the U.S. dollar strengthened against the Indian Rupee and the Pound Sterling.

Segment discussion:

The following table details the Adjusted EBITDA for each of our two reportable segments and corporate spending to reconcile total SunGard Adjusted EBITDA. Following the table below is a discussion of each of our reportable segments.

	Adjusted EBITDA
	(in millions)
	2012	2013
FS	$727	$746
PS&E	66	66
Corporate	(44)	(46)

Total	$749	$766

Financial Systems segment:

	(in millions)		Year over Year Change
	2012	2013	Reported	Constant Currency
Total Revenue	$2,604	$2,551	(2)%	(2)%
Adjusted EBITDA	727	746	3%	1%
Adjusted EBITDA margin	27.9%	29.2%	1.3 pts	0.8 pts

Revenue:

In 2013, FS revenue declined 2% from 2012 due to customer attrition and a reduction in professional services, following completion of key 2012 milestones. In 2013 and 2012, software revenue was approximately 39% and 38%, respectively, of FS revenue, SaaS and Cloud revenue was approximately 40% of FS revenue and services revenue was approximately 21% and 22%, respectively, of FS revenue.

Software revenue was relatively unchanged in 2013. In 2013, our license revenue increased due to new license sales of certain products, particularly in the emerging markets. In addition, software revenue benefitted from an acquisition in the fourth quarter of 2012. These increases in software revenue were offset by reductions in certain legacy products.

SaaS and Cloud revenue decreased approximately 3% in 2013 from the prior year primarily due to customer attrition, some of which was the result of customer bankruptcies and mergers. The decreases in SaaS and Cloud revenue were partially offset by the sale of a $12 million customer bankruptcy claim.

Professional services and BPaaS revenue decreased approximately 4% in 2013 from the prior year due primarily to a reduction in professional services reflecting the completion of certain large projects in 2012, partially offset by the recognition of significant customer milestones in the fourth quarter of 2013.

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

Second, we have realized a 0.6 margin point expansion through improvements in our development initiatives by exiting certain slower growing products or markets and shifting our investments to address the faster growing products. This also resulted in increased capitalized software, further reducing in-period development expense.

Public Sector & Education segment:

	(in millions)		Year over Year Change
	2012	2013	Reported		Constant Currency
Total Revenue	$204	$210	3%		3%
Adjusted EBITDA	66	66	—%		—%
Adjusted EBITDA margin	32.5%	31.6%	(0.9	)pts	(0.9	)pts

Revenue:

PS&E revenue grew 3% in 2013 reflecting strong acceptance of our Public Sector solutions. In 2013 and 2012, software revenue was approximately 65% and 66%, respectively, of PS&E revenue, SaaS and Cloud revenue was approximately 17% and 16%, respectively, of PS&E revenue and professional services revenue was approximately 18% of PS&E revenue.

The strong acceptance of our solutions drove a 2% increase in software revenue, a 7% increase in SaaS and Cloud revenue and a 3% increase in professional services revenue. We have been investing in professional resources to accelerate customer start dates and build customer satisfaction associated with these services.

Adjusted EBITDA:

The PS&E Adjusted EBITDA margin declined 0.9 points to 31.6% in 2013. The 0.9 point reduction is driven by incentive payments on higher sales and an increase in professional service resources to reduce our backlog and accelerate customer start dates.

Corporate Spending:

	(in millions)		Year over Year Change
	2012	2013	Reported	Constant Currency
Corporate Spending	$44	$46	6%	6%

The $2 million increase in corporate spending was primarily due to higher employee costs.

Non-operating Expenses:

Interest expense and amortization of deferred financing costs:

Since April 2012, we refinanced approximately $3.2 billion of debt, taking advantage of the attractive debt markets, and repaid certain higher-cost senior notes. As a result, interest expense decreased to $326 million in 2013 from $360 million in 2012.

Loss on extinguishment of debt:

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

Income (loss) from discontinued operations, net of tax:

Income (loss) from discontinued operations, net of tax, was $17 million in 2013 and $(23) million in 2012. On March 31, 2014, we completed the AS Split-Off. During 2012, we sold our Higher Education business (“HE”) and a FS subsidiary. Also during 2012, we recorded a combined gain on the sales of two businesses of $571 million and a goodwill impairment charge of $385 million. See Note 3 of Notes to Consolidated Financial Statements for further information.

Income (loss) attributable to the non-controlling interest:

Income (loss) attributable to the non-controlling interest represents accreted dividends on SCCII’s cumulative preferred stock. The amount of accreted dividends was $169 million and $251 million in 2013 and 2012, respectively. The decrease in accreted dividends is due to the declaration and payment of a dividend in December 2012, partially offset by compounding.

Income Taxes:

The effective income tax rates for 2014 and 2013 were a benefit of 22% and a provision of 36%, respectively. Our effective tax rate fluctuates from period to period due to changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, certain one-time items including tax rate changes, and adjustments related to the repatriation of earnings from foreign subsidiaries, net of a U.S. foreign tax credit. For 2014, the benefit for income taxes includes a benefit of $138 million related to the impairment of the SunGard trade name, an expense of $48 million due to changes in certain state deferred tax rates, which are primarily driven by the change in the legal entity ownership of the SunGard trade name caused by the AS Split-Off, and an expense of $7 million to increase the valuation allowance on state net operating losses driven primarily by the change in management’s judgment of their realizability due to the AS Split-Off. Also in the fourth quarter of 2014, after weighing the positive and negative evidence required, we recorded a valuation allowance of $3 million against certain losses generated in France. These losses were larger than anticipated and exceeded the scheduled reversal of deferred tax liabilities. The tax benefit of the French losses totals $24 million at December 31, 2014 and have an indefinite carryforward period. In evaluating the realizability of our deferred tax assets, we considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and for losses that do not have an indefinite carryforward period, tax planning strategies. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or as the reversal of certain deferred tax liabilities continues.

The provision for income taxes includes an additional provision of $3 million compared to the provision included in the Form 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2015. We decided to record this adjustment even though it was not material to the Consolidated Balance Sheet as of December 31, 2014 or the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2014.

The effective income tax rates for 2013 and 2012 were a provision of 36% and a benefit of 53%, respectively. Our effective tax rate fluctuates from period to period due to changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, certain one-time items including tax rate changes, and adjustments related to the repatriation of earnings of foreign subsidiaries, net of a U.S. foreign tax credit.

Liquidity and Capital Resources:

At December 31, 2013 and 2014, our liquidity, a non-GAAP measure, was as follows (in Millions):

	(Pre AS Split-Off) December 31, 2013	(Post AS Split-Off) March 31, 2014	December 31, 2014
Cash and cash equivalents	$706	$355	$447
Capacity: Revolving Credit Facility	831	591	592
Capacity: Receivables Facility	46	15	39

Total Liquidity	$1,583	$961	$1,078

Total liquidity represents the amount of cash and readily available sources of cash. We use total liquidity to ensure we have an adequate amount of funds to meet our obligations.

Included in cash and cash equivalents at December 31, 2014 was $95 million invested in money market accounts in the United States immediately available for debt service. Approximately $196 million of cash and cash equivalents at December 31, 2014 was held by our wholly-owned non-U.S. subsidiaries, which is available to fund operations and strategic investment opportunities abroad. Also, approximately $43 million of cash and cash equivalents at December 31, 2014 relates to our broker/dealer operations, some of which is not readily available for general corporate use.

Our cash flows in the U.S. continue to be sufficient to fund our current domestic operations and obligations, including financing activities such as debt service. In addition, we have several options available to improve liquidity in the short term in the U.S., including repatriation of funds from foreign subsidiaries, borrowing funds under our revolving credit facilities, and calling intercompany loans that are in place with certain foreign subsidiaries. To the extent we elect to repatriate the earnings of our foreign subsidiaries, additional cash taxes could be payable. See Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2014 for more detail.

Cash flow from operations:

Cash flow from continuing operations was $332 million in 2014, a decrease of $90 million versus 2013. In late 2012, we instituted a series of working capital and tax initiatives, which generated a significant increase in 2013 cash flow from continuing operations. The decrease in 2014 cash flow from continuing operations was due to:

•	a $91 million reduction in cash sourced from working capital, reflecting our strong 2013 performance in A/R collections and reduced Days Sales Outstanding (DSO). In addition, 2014 cash flow from working capital was reduced due to higher incentive payments resulting from the strong performance in 2013; and

•	a $19 million decrease in cash earned from operations, primarily due to lower operating performance and transaction costs associated with the AS Split-Off; partially offset by

•	$12 million less in interest payments;

•	$8 million less in income tax payments, net of refunds.

Cash flow from continuing operations in 2013 was $422, an increase of $135 million versus 2012. The improvement in cash flow from operations in 2012 was primarily due to:

•	$83 million of lower interest payments in 2013;

•	a $37 million increase in cash earned from operations;

•	a $15 million decrease in income tax payments in 2013; and

•	a net increase in cash flow from deferred revenue and accounts receivable reflecting our strong 2013 performance in A/R collections and reduced DSO offset primarily by a one-time benefit in 2012 from exiting certain lower margin services in our Broker/Dealer business which required significant cash reserves.

Cash flow from investing activities:

Net cash used by continuing operations in investing activities is primarily comprised of cash paid for property and equipment and capitalized software development, as well as cash paid to acquire businesses. In 2014, cash paid by continuing operations for investing activities increased by $35 million to $147 million primarily due to a $21 million increase in capitalized software development costs related to our product investments, as well as investments to increase hosting and cloud capacity on a global basis. We have been shifting our investment strategy to new product development initiatives to address the faster growing products, services and geographic markets. The remainder of the increase was primarily due to $7 million of purchased software and a $4 million increase generally tied to computer and telecommunications equipment.

In 2013, cash paid by continuing operations for investing activities decreased by $24 million to $112 million primarily due to a $38 million decrease in cash paid for businesses acquired and a $5 million decrease in capital expenditures generally tied to computer and telecommunications equipment, partially offset by a $19 million increase in capitalized software development costs. We have been very selective in our acquisition strategy, spending $2 million in 2013 for one acquisition and $40 million in 2012 for two acquisitions.

Cash flow from financing activities:

In 2014, net cash from continuing operations used in financing activities was $1.355 billion, which included the following:

•	repayment of $1.005 billion of term loans as part of the AS Split-Off;

•	repayment of the $250 million senior secured notes;

•	repayment of $60 million of our receivables facility term loan; and

•	repayment of the $7 million tranche A term loan maturing in February 2014.

In 2013, net cash from continuing operations used in financing activities was $325 million, which included the following:

•	refinancing $2.2 billion of term loans;

•	additional repayments of $224 million of term loans; and

•	repayment of $50 million of our receivables facility revolver.

In 2012, net cash from continuing operations used in financing activities was $2.04 billion, which included the following:

•	repayment of $1.22 billion of term loans resulting from the sale of HE;

•	$1.02 billion to repurchase and redeem $1 billion of senior subordinated notes due 2015;

•	a $724 million preferred stock dividend;

•	$527 million to redeem the 10.625% senior notes due 2015; and

•	$217 million of optional prepayments of term loans;

partially offset by

•	the issuance of $1 billion of senior subordinated notes due 2019; and

•	a $720 million term loan to fund the dividend.

As a result of the LBO (August 11, 2005), we are highly leveraged. Total debt outstanding as of December 31, 2013, March 31, 2014 (post AS Split-Off) and December 31, 2014 consists of the following (in millions):

	(pre AS Split-Off) December 31, 2013	(post AS Split-Off) March 31, 2014	December 31, 2014	Change from Mar. 31 to Dec. 31
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92%	7	—	—	—
Tranche C due February 28, 2017, effective interest rate of 4.41%, 4.44% and 4.44%	427	400	400	—
Tranche D due January 31, 2020, effective interest rate of 4.50%	713	—	—	—
Tranche E due March 8, 2020, effective interest rate of 4.10%, 4.31% and 4.31%	2,183	1,918	1,918	—

Total Senior Secured Credit Facilities	3,330	2,318	2,318	—
Senior Secured Notes due 2014 at 4.875%	250	—	—	—
Senior Notes due 2018 at 7.375%	900	511	511	—
Senior Notes due 2020 at 7.625%	700	700	700	—
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000	1,000	—
Secured accounts receivable facility, at 3.67%, 3.66% and 3.16%	200	140	140	—
Other, primarily foreign bank debt and capital lease obligations	4	2	—	(2)

Debt—continuing operations	6,384	4,671	4,669	(2)
Debt—discontinued operations	8	—	—	—

Total debt	$6,392	$4,671	$4,669	$(2)

Leverage Metric per Credit Agreement	4.56x	5.42x	5.41x	-0.01x
Weighted Average Interest Rate	5.42%	5.63%	5.61%	-0.02 points
Percent Fixed Rate (swap adjusted)	54%	67%	67%	0 points
Percent Bonds of Total Debt	45%	47%	47%	0 points

At December 31, 2013, March 31, 2014 (post AS Split-Off) and December 31, 2014, the contractual future maturities of debt of continuing operations were as follows (in millions):

	(pre AS Split-Off) December 31, 2013	(post AS Split-Off) March 31, 2014	December 31, 2014	Change from Mar. 31 to Dec. 31
2014	$290	$—	$—	$—
2015	29	2	—	(2)
2016	29	—	—	—
2017	656	540	400	(140)
2018	929	511	511	—
2019	1,029	1,000	1,140	140
Thereafter	3,422	2,618	2,618	—

Total	$6,384	$4,671	$4,669	$(2)

See Notes 1 and 5 of Notes to Consolidated Financial Statements which contains a full description of our debt.

In 2012, 2013 and 2014, we restructured our debt in light of the attractive credit markets. Specifically, we have extended our maturities, lowered our interest rates, removed the financial maintenance covenants with respect to our term loan facility and used interest rate swaps to manage the amount of floating rate debt in order to reduce our exposure to variable rate interest payments.

Senior Secured Credit Facilities

We had $592 million of available borrowing capacity and $8 million of outstanding letters of credit under our $600 million revolving credit facility as of December 31, 2014. In addition, we had $4 million of letters of credit outstanding at December 31, 2014 that did not impact availability under the revolving credit facility.

On February 7, 2014, we amended and restated our Amended and Restated Credit Agreement dated as of August 11, 2005, as amended and restated from time to time (“Credit Agreement”) to, among other things, (a) amend certain covenants and other provisions of the Credit Agreement in order to permit the AS Split-Off, including (i) the ability to effect the split-off without requiring an initial public offering, (ii) permitting AS to incur up to $1.5 billion of indebtedness in connection with the split-off, and (iii) SunGard’s total secured leverage ratio (less cash and Cash Equivalents in excess of $50 million), after giving pro forma effect to the split-off, to increase no more than 0.60x of Adjusted EBITDA at the time of the split-off; and (b) amend certain covenants and other provisions in order to, among other things (i) modify the financial maintenance covenant included therein, and (ii) permit us and our affiliates to repurchase term loans.

On February 28, 2014, we repaid the remaining $7 million tranche A term loan. On March 31, 2014 in connection with the AS Split-Off, we used the $1,005 million net cash proceeds we received from SpinCo from the issuance of a SpinCo term loan facility to repay approximately $27 million of our tranche C term loan, $713 million of our tranche D term loan and $265 million of our tranche E term loan.

Tranche E and the revolving credit commitments are subject to certain springing maturities which are described in the Credit Agreement.

Secured Accounts Receivable Facility

We also maintain a secured accounts receivables facility, which consists of an outstanding term loan of $140 million and a revolving credit commitment of $60 million as of December 31, 2014. At December 31, 2014, $364 million of accounts receivable secured the borrowings under the receivables facility, and no amount was drawn on the revolving commitment. During January 2014, we removed AS as a seller in the accounts receivable facility and, as a result, we repaid $60 million of the term loan component which permanently reduced the facility limit. The impact of removing AS as a seller and the resulting $60 million repayment of the term loan had the effect of reducing the amount available for borrowing to an aggregate of $200 million, which is comprised of a $140 million term loan and a $60 million revolving credit commitment.

The receivables facility contains certain covenants. We are required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

On May 14, 2014, we amended and restated our secured accounts receivable facility in order to, among other things, (i) extend the maturity date from December 19, 2017 to May 14, 2019 and (ii) reduce the applicable margin on the advances under the facility from 3.50% for LIBOR advances and 2.50% for base rate advances to 3.00% and 2.00%, respectively.

Interest Rate Swaps

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR or three-month LIBOR (0.17% and 0.26%, respectively, at December 31, 2014). The net receipt or payment from the interest rate swap agreements is included in interest expense. As of December 31, 2014, including the impact of our outstanding interest rate swaps, the composition of our debt was 67% fixed and 33% floating. A summary of our interest rate swaps at December 31, 2014 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February-March 2014	March 2020	300	2.27%	3-Month

		$900	1.52%

Contractual Obligations

At December 31, 2014, our contractual obligations follow (in millions):

	Total	2015	2016	2017	2018-2019	Therafter
Short-term and long-term debt	$4,669	$—	$—	$400	$1,651	$2,618
Interest payments (1)	1,323	269	271	257	451	75
Operating leases	231	62	56	45	47	21
Purchase obligations (2)	123	94	19	6	4	—

Total	$6,346	$425	$346	$708	$2,153	$2,714

(1)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the tranche E term loan facility ($1,418 million at 4.00%), and the secured accounts receivable facility ($140 million at 3.16%), each as of December 31, 2014. See Note 5 of Notes to Consolidated Financial Statements.
(2)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

Gross reserves for uncertain tax positions approximated $104 million as of December 31, 2014. We believe it is more-likely-than-not that the uncertain tax positions for which a benefit has been recognized are sustainable, based solely on their technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. However, we have only recorded the portion of these tax benefits that are greater than fifty percent likely to be realized upon settlement with the taxing authority. To the extent that the relevant taxing authority disagrees with our positions it may result in a future cash outlay, which is not included in the contractual obligations table above. See Note 12 of Notes to Consolidated Financial Statements.

At December 31, 2014, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which approximately $0.5 million is included in other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $19 million.

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

Covenant Compliance

As of December 31, 2014, we are in compliance with all financial and nonfinancial covenants. While we believe that we will remain in compliance, our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will continue to meet those ratios and tests.

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

Under the terms of our Credit Agreement, the financial maintenance covenant is applicable at quarter end only if there is an amount outstanding under the revolving credit facility that is greater than or equal to 25% of the total revolving commitments (see footnote 1 below for further details). If applicable, the financial maintenance covenant allows a maximum total leverage ratio of 6.35x at the end of such quarter through December 31, 2014, 6.00x at the end of such quarter through December 31, 2015 and 5.75x thereafter.

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

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. Adjusted EBITDA is similar, but not identical, to Adjusted EBITDA used to measure our performance (see Note 14 of Notes to Consolidated Financial Statements for the year ended December 31, 2014).

The following is a reconciliation for SunGard of income (loss) from continuing operations, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in millions). This is similar, but not identical, to Adjusted EBITDA used for segment reporting as disclosed earlier. The terms and related calculations are defined in the credit agreement.

	2012	2013	2014
Income (loss) from continuing operations	$(43)	$46	$(207)
Interest expense, net	359	325	290
Provision for (benefit from) income taxes	(49)	26	(57)
Depreciation	96	104	107
Amortization of acquisition-related intangible assets	217	182	136

EBITDA	580	683	269
Trade name impairment charge	—	—	339
Purchase accounting adjustments (a)	7	6	1
Stock compensation expense	31	39	42
Restructuring charges (b)	42	17	27
Management fees	9	8	9
Acquired EBITDA, net of disposed EBITDA (c)	3	—	—
Other costs (d)	(3)	3	16
Loss on extinguishment of debt (e)	82	6	61

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$751	$762	$764

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the LBO and subsequent acquisitions made by SunGard and certain acquisition-related compensation expense.
(b)	Restructuring charges includes severance and related payroll taxes and reserves to consolidate certain facilities.

(c)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(d)	Other costs includes strategic initiative expenses, certain other expenses associated with acquisitions made by the Company and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(e)	Loss on extinguishment of debt includes in 2012 the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our US$-denominated term loans, the April 2012 retirement of $500 million, 10.625% senior notes due 2015, the December 2012 retirement of $1 billion, 10.25% senior subordinated notes due 2015 and the December 2012 repayment of $217 million of US$-denominated term loans. Loss on extinguishment of debt for 2014 primarily includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of deferred financing fees associated with (a) the repayment of $1.005 billion of term loans and the retirement of $389 million of senior notes due 2018, both resulting from the AS Split-Off (see Note 1 and Note 5 of Notes to Consolidated Financial Statements), (b) the $250 million reduction of the revolving credit facility and (c) the repayment of $60 million of the accounts receivable facility term loans.

Covenant Ratios

Our covenant requirements and actual ratios for the year ended December 31, 2014 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	6.35x	5.41x

Senior notes due 2018 and 2020 and senior subordinated notes due 2019 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.09x

(1)	If on the last day of any four consecutive fiscal quarters (“Test Period”) ending on December 31, 2014 our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 25% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 6.35x which steps down to 6.00x for any Test Period after December 31, 2014 and on or before December 31, 2015 and to 5.75x for any Test Period after December 31, 2015. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of December 31, 2014, we had $2.32 billion outstanding under the term loan facilities and available commitments of $592 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Those estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. We review our estimates and judgments on an ongoing basis and revise them when necessary. Actual results may differ from the original or revised estimates. A summary of our significant accounting policies is contained in Note 1 of Notes to Consolidated Financial Statements. A description of the most critical policies and those areas where estimates have a relatively greater effect in the financial statements follows. Management has discussed the critical accounting policies described below with our audit committee.

Revenue Recognition

We generate revenue from the following sources: (1) software revenue, (2) SaaS and Cloud revenue, and (3) services revenue.

Software Revenue: Our software revenue represents approximately 40% of our total revenue and is comprised of traditional software license fees, maintenance and support fees, and fees from the resale of third party software licenses. These software license fees include term licenses, perpetual licenses and rental fees for customers who would prefer a periodic fee instead of a larger up-front payment. Maintenance and support fees provide customers with periodic technology updates and interactive support related to our software. Approximately three-fourths of our software revenue is recurring due to our long-term maintenance and rental revenue streams and strong customer renewal rates.

The remainder of our Software revenue is generated from software license sales to new and existing customers. This is very high margin revenue which may fluctuate from quarter to quarter. As a result, the timing of these license sales in any given quarter can impact that quarter’s revenue growth and profitability.

SaaS and Cloud Revenue: Our SaaS and Cloud offerings comprise approximately 38% of our total revenue. SaaS and Cloud offerings are delivered from SunGard data centers and provide customers with a secure and reliable environment operated by qualified SunGard personnel. These offerings allow customers to take advantage of SunGard’s deep domain expertise while avoiding the upfront cost of licensing and IT infrastructure. SaaS and Cloud revenue also includes revenue from our proprietary trading algorithms and trade execution network.

These SaaS and Cloud offerings are generally sold on multi-year contracts and have historically generated high customer renewal rates. As such, they form a strong recurring revenue stream for our company.

Professional and Business Processing Services Revenue: Professional and Business Processing Services revenue is approximately 22% of our total revenue.

Professional Services offerings allow customers to install, optimize and integrate SunGard’s software into their computing environment. While this is not a recurring revenue stream, per se, it has generated a consistent revenue stream of $500 million to $525 million annually. The profit margin on this revenue stream is comparable to other professional services firms but lower than our software offerings.

SunGard’s BPaaS offerings typically provide back-office processing services to our customers where the process is deeply related to a SunGard application.

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; software has been delivered and/or services have been provided; the price is fixed or determinable; and collection is reasonably assured.

Revenue is recorded as the services are provided based on the relative fair value of each element. FS software maintenance and SaaS and Cloud revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service. Software rentals combine the license and maintenance services into a bundled element, and the fee is recognized ratably over the corresponding services period when the customer has the right to use the software product and receive maintenance and support services.

For fixed-fee professional services contracts, revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known. We also provide professional services on a time and materials basis, recognized monthly based upon hours incurred to date. In all cases contract milestones, project risk profile and refund provisions are taken into consideration.

Software license fees result from contracts that permit the customer to use a SunGard software product at the customer’s site or at the site of their choosing if the customer has the contractual right to take immediate possession of the software without significant penalty. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee and fees for other elements within the arrangement are fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue are combined in accordance with contract accounting guidance and recorded based upon proportional performance, measured in the manner described above. License revenue is recorded as each installment becomes due if customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

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

Our maintenance and support offerings entitle our customers to receive product upgrades and enhancements on a when and if available basis along with technical support, and revenue is recognized ratably over the term of the maintenance and support arrangement. VSOE supporting the fair value of maintenance and support is based on the stated (optional) renewal rates contained in the initial arrangement. VSOE for the maintenance element is dependent upon the software product and the annual maintenance fee is typically 18% to 20% of the software license fee. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately, represented by a substantial portion of transactions falling within a reasonably tight pricing range.

In some software-related multiple-element arrangements, the maintenance or professional services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the maintenance or professional services are performed based on VSOE of the services.

From time to time, we enter into arrangements with customers that purchase non-software related services at the same time, or within close proximity, of purchasing software (non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered services, delivery or performance of the undelivered service is considered probable and is substantially controlled by us. Where the criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

For non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE, then third-party evidence (“TPE”), then best estimated selling price (“BESP”). The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately. Where VSOE does not exist, TPE is established by evaluating similar competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine BESP for the purposes of allocating the arrangement consideration. BESP can be determined by considering pricing practices, margin objectives, contractually stated prices, competitive/market conditions and geographies.

Unbilled receivables are created when services are performed or software is delivered and revenue is recognized in advance of billings. Deferred revenue is created when billing occurs in advance of performing services or when all revenue recognition criteria have not been met.

Goodwill and Trade Name Impairment Tests

Goodwill

We test goodwill for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of July 1 for each of our reporting units and monitor for interim triggering events on an ongoing basis.

Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step quantitative process. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. As allowed, in the 2014 annual assessment, we chose to assess the qualitative factors of our reporting units noting that each had a fair value of goodwill in excess of 20% of its respective carrying value as of the most recent step one quantitative test, which was either as of July 1, 2012 or July 1, 2013.

Examples of qualitative factors that management assessed include the Company’s financial performance, market and competitive factors in the software and services industry, the amount of excess fair value over the carrying value of each reporting unit evident in prior years and other events specific to our reporting units.

We considered factors that would impact the reporting unit fair values as estimated by the market and income approaches used in the last step one test. We reviewed current projections of cash flows and compared these current projections to the projections included in the most recent step one test, and considered the fact that no new significant competitors entered the marketplace in the industry and that consumer demand for the industry’s products remains relatively constant, if not growing slightly. Also, economic factors over the past year (or two years in the case of units that were last tested quantitatively as of July 1, 2012) did not significantly affect the discount rates used for the valuation of these reporting units. We concluded that events occurring since the last step one test did not have a significant impact on the fair value of each of these reporting units. Therefore, we determined that it was not necessary to perform a quantitative (step one) goodwill impairment test for these reporting units as the fair value of each reporting unit appeared to exceed its respective carrying value.

If a quantitative test is elected or required, in step one of the two-step process, we estimate the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). We then compare the estimated fair value to the carrying value. If there is a deficiency (the estimated fair value of a reporting unit is less than the carrying value), a step-two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with any resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance of the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. There were no goodwill impairment charges in continuing operations in 2012, 2013 or 2014.

Trade Name

The trade name intangible asset represents the fair value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. We performed an interim impairment test as of March 31, 2014 as a result of the AS Split-Off. The annual impairment test of the SunGard trade name was performed in the third quarter of 2014.

Interim Impairment Test

The AS Split-Off triggered an interim impairment test of the carrying value of the SunGard trade name as of March 31, 2014 due to changes in how the trade name is being used following the AS Split-Off. We utilized an income approach known as the relief-from-royalty method to determine the fair value of the SunGard trade name. Under this method, a royalty rate was applied to SunGard’s projected revenues to determine the annual cash savings attributable to ownership of the trade name. This amount was then tax-effected and discounted to present value to ultimately arrive at the estimated fair value of the trade name.

We developed certain assumptions and estimates related to the calculation of fair value of our trade name. The fair value assumptions and estimates primarily included projections of future revenues, a royalty rate, a tax rate, and a discount rate. The loss of projected AS revenues due to the AS Split-Off had a significant negative impact on the results of the trade name valuation. Based on the results of the impairment test, the fair value of the trade name was determined to be lower than its carrying value and resulted in a $339 million impairment of the trade name as of March 31, 2014.

In connection with the AS Split-Off, SunGard and AS agreed to a two-year royalty-free period for AS’ limited use of a derivative of the trade name, after which it will pay a pre-determined royalty rate based on its annual revenue for a specified number of years. As of March 31, 2014, we transferred an $8 million “right-to-use” asset representing the value of AS’ limited right to use the “SUNGARD AVAILABILITY SERVICES” trade name during the royalty-free period.

Annual Impairment Test

As of July 1, 2014, we completed our annual impairment test and determined that the fair value of the trade name exceeded its carrying value, resulting in no further impairment of the trade name since the interim test performed as of March 31, 2014. From a sensitivity standpoint, a 50 basis point decrease in the assumed royalty rate would have resulted in an impairment of the trade name asset of approximately $123 million. A 50 basis point increase in the discount rate would result in an impairment of the trade name asset of approximately $24 million (100 basis point increase would result in an impairment of approximately $59 million). Furthermore, to the extent that additional businesses are sold, split-off or otherwise divested in the future, or revenues related to continuing operations decline, the revenue supporting the trade name will decline, which may result in further impairment charges.

See Note 1 of Notes to Consolidated Financial Statements for further discussion.

Accounting for Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are calculated based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted income tax rates expected to be in effect during the years in which the temporary differences are expected to reverse.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes and interest might be due. These tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. We believe that our accruals for tax liabilities are adequate for all years open to examination by taxing authorities based on its assessment of many factors, including past experience and interpretations of the tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that new information becomes available which causes us to change our judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. Judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and our estimates could have a material effect on our consolidated financial results.

The consolidated provision for income taxes will change period-to-period based on nonrecurring events, such as impairments of goodwill and certain intangible assets, the settlement of income tax examinations and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the repatriation of earnings from foreign subsidiaries, state and local taxes and the effects of tax planning.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, substantially all having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2014, we had total debt of $4.67 billion, including $2.46 billion of variable rate debt. We entered into interest rate swap agreements which fixed the interest rates for $900 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Swap agreements expiring in March 2020 with a notional value of $300 million effectively fix our interest rates at 2.27%. Our remaining variable rate debt of $1.56 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of the $400 million interest rate swap agreement in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $20 million. Upon the expiration of the $200 million interest rate swap agreements in June 2019, a 1% change in interest rates would result in an incremental change in interest of approximately $2 million, or a total of $22 million. Upon the expiration of the $300 million interest rate swap agreements in March 2020, a 1% change in interest rates would result in an incremental change in interest of approximately $3 million, or a total of $25 million. See Note 5 of Notes to Consolidated Financial Statements.

During 2014, approximately 39% of our revenue was from customers outside the United States with approximately 64% of this revenue coming from customers located in the United Kingdom, Continental Europe and Canada. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pound Sterling and Euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates and we enter into currency hedging transactions from time to time to mitigate certain currency exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp. II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. II and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 25, 2015

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2013	December 31, 2014
Assets
Current:
Cash and cash equivalents	$675	$447
Trade receivables, less allowance for doubtful accounts of $17 and $22	565	572
Earned but unbilled receivables	92	114
Prepaid expenses and other current assets	127	116
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,249
Property and equipment, less accumulated depreciation of $376 and $414	152	152
Software products, less accumulated amortization of $1,644 and $1,754	270	224
Customer base, less accumulated amortization of $486 and $531	421	360
Other assets, less accumulated amortization of $21 and $22	113	94
Trade name	1,019	672
Goodwill	3,828	3,760

Total Assets	$9,778	$6,511

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$290	$—
Accounts payable	8	21
Accrued compensation and benefits	245	227
Accrued interest expense	40	30
Other accrued expenses	129	131
Deferred revenue	589	589
Liabilities of discontinued operations	799	—

Total current liabilities	2,100	998
Long-term debt	6,094	4,669
Deferred and other income taxes	746	616
Other long-term liabilities	39	39

Total liabilities	8,979	6,322

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	42	37
Class L common stock subject to a put option	58	57
Class A common stock subject to a put option	4	3
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $7,040 million and $8,064 million; 50,000,000 shares authorized, 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,565,118 shares issued	—	—
Capital in excess of par value	2,482	2,674
Treasury stock, 528,709 and 442,460 shares of Class L common stock; and 4,761,694 and 3,985,453 shares of Class A common stock	(47)	(38)
Accumulated deficit	(3,497)	(3,902)
Accumulated other comprehensive income (loss)	16	(132)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(1,046)	(1,398)
Noncontrolling interest in preferred stock of SCCII	1,741	1,490

Total equity	695	92

Total Liabilities and Equity	$9,778	$6,511

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2012	2013	2014
Revenue	$2,808	$2,761	$2,809
Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	1,082	1,045	1,098
Sales, marketing and administration	643	634	667
Product development and maintenance	422	392	376
Depreciation	96	104	107
Amortization of acquisition-related intangible assets	217	182	136
Trade name impairment charge	—	—	339

Total costs and expenses	2,460	2,357	2,723

Operating income	348	404	86
Other income (expense):
Interest income	1	1	1
Interest expense and amortization of deferred financing fees	(360)	(326)	(291)
Loss on extinguishment of debt	(82)	(6)	(61)
Other income (expense)	1	(2)	—

Other income (expense)	(440)	(333)	(351)

Income (loss) from continuing operations before income taxes	(92)	71	(265)
Benefit from (provision for) income taxes	49	(26)	57

Income (loss) from continuing operations	(43)	45	(208)
Income (loss) from discontinued operations, net of tax	(23)	17	(14)

Net income (loss)	(66)	62	(222)
(Income) attributable to the non-controlling interest	(251)	(169)	(174)

Net income (loss) attributable to SunGard Capital Corp.	(317)	(107)	(396)

Other comprehensive income (loss):
Foreign currency translation, net	33	19	(65)
Unrealized gain (loss) on derivative instruments, net of tax	10	3	(5)
Other, net of tax	—	(3)	(3)

Other comprehensive income (loss), net of tax	43	19	(73)

Comprehensive income (loss)	(23)	81	(295)
Comprehensive income (loss) attributable to the non-controlling interest	(251)	(169)	(174)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(274)	$(88)	$(469)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2012	2013	2014
Cash flow from operations:
Net income (loss)	$(66)	$62	$(222)
Income (loss) from discontinued operations	(23)	17	(14)

Income (loss) from continuing operations	(43)	45	(208)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	313	286	243
Trade name impairment charge	—	—	339
Deferred income tax provision (benefit)	(54)	(24)	(104)
Stock compensation expense	31	39	42
Amortization of deferred financing fees and debt discount	36	37	18
Loss on extinguishment of debt	82	6	61
Other noncash items	(1)	1	—
Changes in working capital:
Accounts receivable and other current assets	58	(3)	(57)
Accounts payable and accrued expenses	(11)	(5)	(18)
Accrued interest	(49)	(1)	(5)
Accrued income taxes	(52)	7	12
Deferred revenue	(23)	33	9

Cash flow from (used in) continuing operations	287	421	332
Cash flow from (used in) discontinued operations	(43)	324	33

Cash flow from (used in) operations	244	745	365

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(40)	(2)	(4)
Cash paid for property and equipment, and software	(97)	(111)	(143)
Other investing activities	1	1	—

Cash provided by (used in) continuing operations	(136)	(112)	(147)
Cash provided by (used in) discontinued operations	1,597	(146)	7

Cash provided by (used in) investment activities	1,461	(258)	(140)

Financing activities:
Cash received from borrowings, net of fees	1,715	2,171	(7)
Cash used to repay debt	(2,943)	(2,475)	(1,326)
Premium paid to retire debt	(48)	—	—
Dividends paid	(724)	(3)	(2)
Cash used to purchase treasury stock	(22)	(10)	(9)
Other financing activities	(14)	(7)	(11)

Cash provided by (used in) continuing operations	(2,036)	(324)	(1,355)
Cash provided by (used in) discontinued operations	(3)	(2)	887

Cash provided by (used in) financing activities	(2,039)	(326)	(468)

Effect of exchange rate changes on cash	7	(1)	(16)

Increase (decrease) in cash and cash equivalents	(327)	160	(259)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $41; 2013, $11; 2014, $31	873	546	706

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $11; 2013, $31; 2014, $-	$546	$706	$447

Supplemental information:
Interest paid	$444	$363	$302

Income taxes paid, net of refunds of $8 million, $21 million and $19 million, respectively	$482	$86	$43

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$—	$227

Receipt of SpinCo Notes in connection with AS Split-Off (see Note 1)	$—	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 5)	$—	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

(In millions)

				Permanent Equity
								Treasury Stock
	Temporary Equity			Common Stock				Common Stock
	Subject to a put option			Number of Shares issued				Shares
	Class L	Class A	Noncontrolling Interest	Class L	Class A	Par Value	Capital in Excess of Par Value	Class L	Class A	Par Value	Amount
Balances at December 31, 2011	$47	$6	$28	29	260	$—	$2,768	—	3	$—	$(39)
Net income (loss)	—	—	1	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	38	—	—	—	—
Dividends declared ($72.80 per preferred share)	—	—	(3)	—	—	—	(300)	—	—	—	—
Issuance of common and preferred stock	(1)	—	(1)	—	1	—	1	—	—	—	—
Purchase of treasury stock	(1)	—	—	—	—	—	(4)	1	2	—	(11)
Transfer intrinsic value of vested restricted stock units to temporary equity	18	1	10	—	—	—	(30)	—	—	—	—
Cancellation of put options due to employee terminations	(18)	(2)	(9)	—	—	—	24	—	—	—	—
Other	—	—	—	—	—	—	(14)	—	—	—	—

Balances at December 31, 2012	45	5	26	29	261	—	2,483	1	5	—	(50)
Net income (loss)	—	—	2	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	46	—	—	—	—
Issue common and preferred stock	—	—	—	—	1	—	(9)	—	—	—	9
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	23	1	17	—	—	—	(41)	—	—	—	—
Cancellation of put options due to employee terminations	(10)	(2)	(3)	—	—	—	12	—	—	—	—
Other	—	—	—	—	—	—	(9)	—	—	—	—

Balances at December 31, 2013	58	4	42	29	262	—	2,482	1	5	—	(47)
Net income (loss)	—	—	1	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax benefit of $3)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	44	—	—	—	—
Issue common and preferred stock	(1)	—	—	—	—	—	(12)	(1)	(1)	—	15
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(6)
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	—	(1)	—	—	—	174	—	—	—	—
Impact of modification of SunGard Awards	3	—	(4)	—	—	—	—	—	—	—	—
Impact of modification of SpinCo Awards	(8)	—	(6)	—	—	—	13	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	20	—	13	—	—	—	(33)	—	—	—	—
Cancellation of put options due to employee terminations	(15)	(1)	(8)	—	—	—	18	—	—	—	—
Other	—	—	—	—	—	—	(12)	—	—	—	—

Balances at December 31, 2014	$57	$3	$37	29	262	$—	$2,674	—	4	$—	$(38)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity (continued)

(In millions)

	Permanent Equity
		Accumulated Other Comprehensive Income (Loss)
	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Other	Noncontrolling Interest	Total
Balances at December 31, 2011	$(3,346)	$(37)	$(9)	$—	$2,038	$1,375
Net income (loss)	(317)	—	—	—	251	(66)
Foreign currency translation	—	33	—	—	—	33
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	10	—	—	10
Stock compensation expense	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	272	—	—	—	(714)	(742)
Issuance of common and preferred stock	—	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	(6)	(21)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(30)
Cancellation of put options due to employee terminations	—	—	—	—	6	30
Other	—	—	—	—	—	(14)

Balances at December 31, 2012	(3,391)	(4)	1	—	1,575	614
Net income (loss)	(107)	—	—	—	167	60
Foreign currency translation	—	19	—	—	—	19
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	3	—	—	3
Stock compensation expense	—	—	—	—	—	46
Issue common and preferred stock	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(4)	(10)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(41)
Cancellation of put options due to employee terminations	—	—	—	—	3	15
Other	1	—	—	(3)	—	(11)

Balances at December 31, 2013	(3,497)	15	4	(3)	1,741	695
Net income (loss)	(396)	—	—	—	173	(223)
Foreign currency translation	—	(65)	—	—	—	(65)
Net unrealized gain on derivative instruments (net of tax benefit of $3)	—	—	(5)	—	—	(5)
Stock compensation expense	—	—	—	—	—	44
Issue common and preferred stock	—	—	—	—	—	3
Purchase of treasury stock	—	—	—	—	(3)	(9)
Impact of exchange of SpinCo common stock for SCCII preferred stock	(9)	(75)	—	—	(428)	(338)
Impact of modification of SunGard Awards	—	—	—	—	—	—
Impact of modification of SpinCo Awards	—	—	—	—	—	13
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(33)
Cancellation of put options due to employee terminations	—	—	—	—	6	24
Other	—	—	—	(3)	1	(14)

Balances at December 31, 2014	$(3,902)	$(125)	$(1)	$(6)	$1,490	$92

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2013	December 31, 2014
Assets
Current:
Cash and cash equivalents	$675	$447
Trade receivables, less allowance for doubtful accounts of $17 and $22	565	572
Earned but unbilled receivables	92	114
Prepaid expenses and other current assets	127	116
Assets of discontinued operations	2,516	—

Total current assets	3,975	1,249
Property and equipment, less accumulated depreciation of $376 and $414	152	152
Software products, less accumulated amortization of $1,644 and $1,754	270	224
Customer base, less accumulated amortization of $486 and $531	421	360
Other assets, less accumulated amortization of $21 and $22	113	94
Trade name	1,019	672
Goodwill	3,828	3,760

Total Assets	$9,778	$6,511

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$290	$—
Accounts payable	8	21
Accrued compensation and benefits	245	227
Accrued interest expense	40	30
Other accrued expenses	128	127
Deferred revenue	589	589
Liabilities of discontinued operations	799	—

Total current liabilities	2,099	994
Long-term debt	6,094	4,669
Deferred and other income taxes	746	616
Other long-term liabilities	22	32

Total liabilities	8,961	6,311

Commitments and contingencies
Preferred stock subject to a put option	37	31
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,752 million and $1,498 million; 14,999,000 shares authorized, 10,060,069 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,501	3,519
Treasury stock, 183,014 and 2,516,374 preferred shares	(29)	(280)
Accumulated deficit	(2,708)	(2,939)
Accumulated other comprehensive income (loss)	16	(132)

Total SunGard Capital Corp. II stockholders’ equity	780	168
Noncontrolling interest	—	1

Total equity	780	169

Total Liabilities and Stockholders’ Equity	$9,778	$6,511

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2012	2013	2014
Revenue	$2,808	$2,761	$2,809
Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	1,082	1,045	1,098
Sales, marketing and administration	643	633	667
Product development and maintenance	422	392	376
Depreciation	96	104	107
Amortization of acquisition-related intangible assets	217	182	136
Trade name impairment charges	—	—	339

Total costs and expenses	2,460	2,356	2,723

Operating income	348	405	86
Other income (expense):
Interest income	1	1	1
Interest expense and amortization of deferred financing fees	(360)	(326)	(291)
Loss on extinguishment of debt	(82)	(6)	(61)
Other income (expense)	1	(2)	—

Other income (expense)	(440)	(333)	(351)

Income (loss) from continuing operations before income taxes	(92)	72	(265)
Benefit from (provision for) income taxes	49	(26)	57

Income (loss) from continuing operations	(43)	46	(208)
Income (loss) from discontinued operations, net of tax	(23)	17	(14)

Net income (loss)	(66)	63	(222)

Other comprehensive income (loss):
Foreign currency translation, net	33	19	(65)
Unrealized gain (loss) on derivative instruments, net of tax	10	3	(5)
Other, net of tax	—	(3)	(3)

Other comprehensive income (loss)	43	19	(73)

Comprehensive income (loss)	$(23)	$82	$(295)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2012	2013	2014
Cash flow from operations:
Net income (loss)	$(66)	$63	$(222)
Income (loss) from discontinued operations	(23)	17	(14)

Income (loss) from continuing operations	(43)	46	(208)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	313	286	243
Trade name impairment charge	—	—	339
Deferred income tax provision (benefit)	(54)	(24)	(104)
Stock compensation expense	31	39	42
Amortization of deferred financing fees and debt discount	36	37	18
Loss on extinguishment of debt	82	6	61
Other noncash items	(1)	1	—
Changes in working capital:
Accounts receivable and other current assets	58	(3)	(57)
Accounts payable and accrued expenses	(11)	(5)	(18)
Accrued interest	(49)	(1)	(5)
Accrued income taxes	(52)	7	12
Deferred revenue	(23)	33	9

Cash flow from (used in) continuing operations	287	422	332
Cash flow from (used in) discontinued operations	(43)	324	33

Cash flow from (used in) operations	244	746	365

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(40)	(2)	(4)
Cash paid for property and equipment, and software	(97)	(111)	(143)
Other investing activities	1	1	—

Cash provided by (used in) continuing operations	(136)	(112)	(147)
Cash provided by (used in) discontinued operations	1,597	(146)	7

Cash provided by (used in) investment activities	1,461	(258)	(140)

Financing activities:
Cash received from borrowings, net of fees	1,715	2,171	(7)
Cash used to repay debt	(2,943)	(2,475)	(1,326)
Premium paid to retire debt	(48)	—	—
Dividends paid	(724)	(3)	(2)
Cash used to purchase treasury stock	(12)	(5)	(4)
Other financing activities	(24)	(13)	(16)

Cash provided by (used in) continuing operations	(2,036)	(325)	(1,355)
Cash provided by (used in) discontinued operations	(3)	(2)	887

Cash provided by (used in) financing activities	(2,039)	(327)	(468)

Effect of exchange rate changes on cash	7	(1)	(16)

Increase (decrease) in cash and cash equivalents	(327)	160	(259)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $41; 2013, $11; 2014, $31	873	546	706

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $11; 2013, $31; 2014, $-	$546	$706	$447

Supplemental information:
Interest paid	$444	$363	$302

Income taxes paid, net of refunds of $8 million, $21 million and $19 million, respectively	$482	$86	$43

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$—	$227

Receipt of SpinCo Notes in connection with AS Split-Off (see Note 1)	$—	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 5)	$—	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Equity

(In millions)

		Permanent Equity
	Temporary Equity	Preferred Stock		Common Stock
	Preferred Stock Subject to a Put Option	Number of Shares Issued	Par Value	Number of Shares issued	Par Value	Capital in Excess of Par Value
Balances at December 31, 2011	$23	10	$—	—	$—	$3,785
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	—	—	—	—	—	(330)
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	10	—	—	—	—	(10)
Cancellation of put options due to employee terminations	(9)	—	—	—	—	9

Balances at December 31, 2012	24	10	—	—	—	3,492
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	46
Issue preferred stock	—	—	—	—	—	(5)
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	17	—	—	—	—	(17)
Cancellation of put options due to employee terminations	(4)	—	—	—	—	4
Other	—	—	—	—	—	(19)

Balances at December 31, 2013	37	10	—	—	—	3,501
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax benefit of $3)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	44
Issue preferred stock	—	—	—	—	—	(8)
Purchase of treasury stock	—	—	—	—	—	—
Impact of exchange of SpinCo common stock for SCCII preferred stock	—	—	—	—	—	(4)
Impact of modification of SunGard Awards	(4)	—	—	—	—	4
Impact of modification of SpinCo Awards	(6)	—	—	—	—	6
Transfer intrinsic value of vested restricted stock units to temporary equity	13	—	—	—	—	(13)
Cancellation of put options due to employee terminations	(8)	—	—	—	—	8
Other	(1)	—	—	—	—	(19)

Balances at December 31, 2014	$31	10	$—	—	$—	$3,519

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Equity (continued)

(In millions)

	Permanent Equity
	Treasury Stock (Preferred Stock)			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Other	Noncontrolling Interest	Total
Balances at December 31, 2011	—	$(18)	$(2,288)	$(37)	$(9)	$—	$—	$1,433
Net income (loss)	—	—	(66)	—	—	—	—	(66)
Foreign currency translation	—	—	—	33	—	—	—	33
Net unrealized gain on derivative instruments (net of tax expense of $2)	—	—	—	—	10	—	—	10
Stock compensation expense	—	—	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	—	—	(417)	—	—	—	—	(747)
Purchase of treasury stock	—	(12)	—	—	—	—	—	(12)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	—	—	(10)
Cancellation of put options due to employee terminations	—	—	—	—	—	—	—	9

Balances at December 31, 2012	—	(30)	(2,771)	(4)	1	—	—	688
Net income (loss)	—	—	63	—	—	—	—	63
Foreign currency translation	—	—	—	19	—	—	—	19
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	3	—	—	3
Stock compensation expense	—	—	—	—	—	—	—	46
Issue preferred stock	—	5	—	—	—	—	—	—
Purchase of treasury stock	—	(4)	—	—	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	—	—	(17)
Cancellation of put options due to employee terminations	—	—	—	—	—	—	—	4
Other	—	—	—	—	—	(3)	—	(22)

Balances at December 31, 2013	—	(29)	(2,708)	15	4	(3)	—	780
Net income (loss)	—	—	(222)	—	—	—	—	(222)
Foreign currency translation	—	—	—	(65)	—	—	—	(65)
Net unrealized gain on derivative instruments (net of tax benefit of $3)	—	—	—	—	(5)	—	—	(5)
Stock compensation expense	—	—	—	—	—	—	—	44
Issue preferred stock	—	8	—	—	—	—	—	—
Purchase of treasury stock	—	(4)	—	—	—	—	—	(4)
Impact of exchange of SpinCo common stock for SCCII preferred stock	3	(255)	(9)	(75)	—	—	—	(343)
Impact of modification of SunGard Awards	—	—	—	—	—	—	—	4
Impact of modification of SpinCo Awards	—	—	—	—	—	—	—	6
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	—	—	(13)
Cancellation of put options due to employee terminations	—	—	—	—	—	—	—	8
Other	—	—	—	—	—	(3)	1	(21)

Balances at December 31, 2014	3	$(280)	$(2,939)	$(125)	$(1)	$(6)	$1	$169

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2013	December 31, 2014
Assets
Current:
Cash and cash equivalents	$675	$447
Trade receivables, less allowance for doubtful accounts of $17 and $22	565	572
Earned but unbilled receivables	92	114
Prepaid expenses and other current assets	123	112
Assets of discontinued operations	2,516	—

Total current assets	3,971	1,245
Property and equipment, less accumulated depreciation of $376 and $414	152	152
Software products, less accumulated amortization of $1,644 and $1,754	270	224
Customer base, less accumulated amortization of $486 and $531	421	360
Other assets, less accumulated amortization of $21 and $22	113	94
Trade name	1,019	672
Goodwill	3,828	3,760

Total Assets	$9,774	$6,507

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$290	$—
Accounts payable	8	21
Accrued compensation and benefits	245	227
Accrued interest expense	40	30
Other accrued expenses	127	127
Deferred revenue	589	589
Liabilities of discontinued operations	799	—

Total current liabilities	2,098	994
Long-term debt	6,094	4,669
Deferred and other income taxes	739	608
Other long-term liabilities	22	31

Total liabilities	8,953	6,302

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,513	3,380
Accumulated deficit	(2,708)	(3,044)
Accumulated other comprehensive income (loss)	16	(132)

Total SunGard Data Systems stockholder’s equity	821	204
Noncontrolling interest	—	1

Total equity	821	205

Total Liabilities and Stockholder’s Equity	$9,774	$6,507

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2012	2013	2014
Revenue	$2,808	$2,761	$2,809
Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	1,082	1,045	1,098
Sales, marketing and administration	643	633	666
Product development and maintenance	422	392	376
Depreciation	96	104	107
Amortization of acquisition-related intangible assets	217	182	136
Trade name impairment charge	—	—	339

Total costs and expenses	2,460	2,356	2,722

Operating income	348	405	87
Other income (expense):
Interest income	1	1	1
Interest expense and amortization of deferred financing fees	(360)	(326)	(291)
Loss on extinguishment of debt	(82)	(6)	(61)
Other income (expense)	1	(2)	—

Other income (expense)	(440)	(333)	(351)

Income (loss) from continuing operations before income taxes	(92)	72	(264)
Benefit from (provision for) income taxes	49	(26)	57

Income (loss) from continuing operations	(43)	46	(207)
Income (loss) from discontinued operations, net of tax	(23)	17	(17)

Net income (loss)	(66)	63	(224)

Other comprehensive income (loss):
Foreign currency translation, net	33	19	(65)
Unrealized gain (loss) on derivative instruments, net of tax	10	3	(5)
Other, net of tax	—	(3)	(3)

Other comprehensive income (loss)	43	19	(73)

Comprehensive income (loss)	$(23)	$82	$(297)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2012	2013	2014
Cash flow from operations:
Net income (loss)	$(66)	$63	$(224)
Income (loss) from discontinued operations	(23)	17	(17)

Income (loss) from continuing operations	(43)	46	(207)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	313	286	243
Trade name impairment charge	—	—	339
Deferred income tax provision (benefit)	(55)	(25)	(105)
Stock compensation expense	31	39	42
Amortization of deferred financing fees and debt discount	36	37	18
Loss on extinguishment of debt	82	6	61
Other noncash items	(1)	1	—
Changes in working capital:
Accounts receivable and other current assets	58	(3)	(57)
Accounts payable and accrued expenses	(11)	(5)	(18)
Accrued interest	(49)	(1)	(5)
Accrued income taxes	(51)	8	12
Deferred revenue	(23)	33	9

Cash flow from (used in) continuing operations	287	422	332
Cash flow from (used in) discontinued operations	(43)	324	33

Cash flow from (used in) operations	244	746	365

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(40)	(2)	(4)
Cash paid for property and equipment, and software	(97)	(111)	(143)
Other investing activities	1	1	—

Cash provided by (used in) continuing operations	(136)	(112)	(147)
Cash provided by (used in) discontinued operations	1,597	(146)	7

Cash provided by (used in) investment activities	1,461	(258)	(140)

Financing activities:
Cash received from borrowings, net of fees	1,715	2,171	(7)
Cash used to repay debt	(2,943)	(2,475)	(1,326)
Premium paid to retire debt	(48)	—	—
Dividends paid	(724)	(3)	(2)
Other financing activities	(36)	(18)	(20)

Cash provided by (used in) continuing operations	(2,036)	(325)	(1,355)
Cash provided by (used in) discontinued operations	(3)	(2)	887

Cash provided by (used in) financing activities	(2,039)	(327)	(468)

Effect of exchange rate changes on cash	7	(1)	(16)

Increase (decrease) in cash and cash equivalents	(327)	160	(259)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $41; 2013, $11; 2014, $31	873	546	706

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $11; 2013, $31; 2014, $-	$546	$706	$447

Supplemental information:
Interest paid	$444	$363	$302

Income taxes paid, net of refunds of $8 million, $21 million and $19 million, respectively	$482	$86	$43

Non-cash financing activities:
Distribution of net assets of SpinCo (see Note 1)	$—	$—	$231

Receipt of SpinCo Notes in connection with AS Split-Off (see Note 1)	$—	$—	$425

Exchange of SpinCo Notes for SunGard Notes (see Note 5)	$—	$—	$389

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Changes in Equity

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Other	Noncontrolling Interest	Total
Balances at December 31, 2011	—	$—	$3,793	$(2,286)	$(37)	$(9)	$—	$—	$1,461
Net income (loss)	—	—	—	(66)	—	—	—	—	(66)
Foreign currency translation	—	—	—	—	33	—	—	—	33
Net unrealized gain on derivative instruments (net of tax expense of $2) and other	—	—	—	—	—	10	—	—	10
Dividend declared to Parent	—	—	(327)	(419)	—	—	—	—	(746)
Stock compensation expense	—	—	38	—	—	—	—	—	38
Other	—	—	(14)	—	—	—	—	—	(14)

Balances at December 31, 2012	—	—	3,490	(2,771)	(4)	1	—	—	716
Net income (loss)	—	—	—	63	—	—	—	—	63
Foreign currency translation	—	—	—	—	19	—	—	—	19
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	3	—	—	3
Stock compensation expense	—	—	46	—	—	—	—	—	46
Other	—	—	(23)	—	—	—	(3)	—	(26)

Balances at December 31, 2013	—	—	3,513	(2,708)	15	4	(3)	—	821
Net income (loss)	—	—	—	(224)	—	—	—	—	(224)
Foreign currency translation	—	—	—	—	(65)	—	—	—	(65)
Net unrealized gain on derivative instruments (net of tax benefit of $3)	—	—	—	—	—	(5)	—	—	(5)
Stock compensation expense	—	—	44	—	—	—	—	—	44
Distribute AS to parent	—	—	(157)	(112)	(75)	—	—	—	(344)
Other	—	—	(20)	—	—	—	(3)	1	(22)

Balances at December 31, 2014	—	$—	$3,380	$(3,044)	$(125)	$(1)	$(6)	$1	$205

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

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). SCC and SCCII are collectively referred to as the “Parent Companies.” All four of these companies were formed in 2005 for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” The Holding Companies have no other operations beyond those of their ownership of SunGard. SCC, SCCII and SunGard are separate reporting companies and are collectively referred to as the “Company.”

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

The AS business and two small FS businesses that were sold on January 31, 2014 have been included in the Company’s financial results as discontinued operations for all periods presented.

SunGard is one of the world’s leading software and technology services companies and has two segments: Financial Systems (“FS”) and Public Sector & Education (“PS&E”). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Certain prior year amounts have been reclassified to conform to current presentation. Refer to Note 2 of the Notes to Consolidated Financial Statements for information regarding the reclassification of facilities and information technology-related expenses to more accurately present them within the functional expense categories for the years ended December 31, 2012 and 2013.

The Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2013 have been revised to present stock compensation expense and developer time spent on customer billable professional services projects in the correct functional expense categories. Refer to Note 2 of Notes to Consolidated Financial statements for additional details.

The Consolidated Balance Sheet as of December 31, 2013 has been revised to correct an immaterial misclassification of certain income tax receivable balances. Total assets and total liabilities each decreased by

$7 million at December 31, 2013. Refer to Note 19 of Notes to Consolidated Financial Statements for information regarding the revision to correct immaterial errors in the presentation of the Supplemental Condensed Consolidating Schedule of Cash Flows for the years ended December 31, 2012 and 2013.

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

Revenue Recognition

The Company generates revenue from the following sources: (1) software revenue, (2) software-as-a-service (“SaaS”) and Cloud revenue, and (3) professional services and Business Process as a Service (“BPaaS”) revenue.

Software Revenue: Our software revenue is comprised of traditional software license fees, maintenance and support fees, and fees from the resale of third party software licenses. These software license fees include term licenses, perpetual licenses and rental fees for customers who would prefer a periodic fee instead of a larger up-front payment. Maintenance and support fees provide customers with periodic technology updates and interactive support related to our software. The remainder of our software revenue is generated from software license sales to new and existing customers.

SaaS and Cloud Revenue: SaaS and Cloud offerings are delivered from SunGard data centers and provide customers with a secure and reliable environment operated by qualified SunGard personnel. These offerings allow customers to take advantage of SunGard’s deep domain expertise while avoiding the upfront cost of licensing and IT infrastructure. SaaS and Cloud revenue also includes revenue from our proprietary trading algorithms and trade execution network. These SaaS and Cloud offerings are generally sold on multi-year contracts and have historically generated high customer renewal rates.

Professional and Business Processing Services Revenue: Professional Services offerings allow customers to install, optimize and integrate SunGard’s software into their computing environment. SunGard’s BPaaS offerings typically provide back-office processing services (together with professional services, “services”) to our customers where the process is deeply related to a SunGard application.

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; software has been delivered and/or services have been provided; the price is fixed or determinable; and collection is reasonably assured.

Revenue is recorded as the services are provided based on the relative fair value of each element. Software maintenance and SaaS and Cloud revenue include monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service. Software rentals combine the license and maintenance services into a bundled element, and the fee is recognized ratably over the corresponding services period when the customer has the right to use the software product and receive maintenance and support services.

For fixed-fee professional services contracts, revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. Changes in the estimated costs or hours to complete the contract, and losses, if any, are reflected in the period during which the change or loss becomes known. The Company also provides professional services on a time and materials basis, recognized monthly based upon hours incurred to date. In all cases, contract milestones, project risk profile and refund provisions are taken into consideration.

Software license fees result from contracts that permit the customer to use a SunGard software product at the customer’s designated site or at the site of their choosing if the customer has the contractual right to take immediate possession of the software without significant penalty. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee and fees for other elements within the arrangement are fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue are combined in accordance with contract accounting guidance and recorded based upon proportional performance, measured in the manner described above. License revenue is recorded as each installment becomes due if customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

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

Cost of Sales and Direct Operating Expenses

Cost of sales and direct operating expenses represents the cost of providing the Company’s software and services offerings to customers and excludes depreciation, amortization and the cost of maintenance.

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

Allowance for Doubtful Accounts Receivable

A reconciliation of the beginning and ending balance of the allowance for doubtful accounts receivable follows (in millions):

	Continuing operations	Discontinued operations		Total
Balance at December 31, 2013	$17	$6		$23
Additions charged to operations	5	2		7
Translation adjustments and other	—	(8	)(1)	(8)

Balance at December 31, 2014	$22	$—		$22

(1)	Translation adjustments and other for discontinued operations includes $7 million that was removed as a result of the AS Split-Off in 2014.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment in continuing operations was $62 million in 2012, $63 million in 2013 and $55 million in 2014.

Software Products

Software development costs are expensed as incurred and consist primarily of design and development costs of new products, and significant enhancements to existing products incurred before the establishment of technological feasibility. Costs incurred subsequent to technological feasibility of new and enhanced products, costs incurred to purchase or to create and implement internal-use software, and software obtained through business acquisitions are capitalized. Such costs are amortized over the estimated useful lives of the related products, using the straight-line method. For purchased and internally developed software, costs are generally amortized over three to five years. For software acquired in business acquisitions, costs are generally amortized over three to twelve years (average life is nine years).

Amortization of all software products in continuing operations were as follows for 2012, 2013 and 2014 (in millions):

	2012	2013	2014
Amortization of all acquired and purchased software products	$173	$141	$102
Amortization of all internally developed software products (included in depreciation)	11	19	27

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

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as a result of the LBO and as part of businesses acquired since the LBO and are amortized using the straight-line method over their estimated useful lives, ranging from three to 18 years (average life is 15 years). Amortization of all customer base intangible assets in continuing operations totaled $63 million in 2012, $61 million in 2013 and $58 million in 2014.

Other Assets

Other assets consist primarily of deferred financing costs incurred in connection with the Company’s outstanding debt (see Note 5), noncompetition agreements and long-term accounts receivable. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from three to five years.

Impairment Reviews for Long-Lived Assets

The Company periodically reviews the carrying values and useful lives of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, or significant negative industry or economic trends. When the Company determines that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, an impairment charge is recorded based on the difference between the carrying value of the asset and its fair value, which the Company estimates based on discounted expected future cash flows. In determining whether an asset is impaired, the Company makes assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other relevant factors. If these estimates or their related assumptions change, impairment charges for these assets may be required.

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2014, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2015	$84
2016	67
2017	59
2018	54
2019	46

Trade Name

The trade name intangible asset represents the value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The Company completes its annual trade name impairment test as of July 1 of each year and more frequently when negative conditions or triggering events arise.

Interim Impairment Test

The AS Split-Off triggered an interim impairment test of the carrying value of the SunGard trade name as of March 31, 2014 due to changes in how the trade name was to be used following the AS Split-Off. The Company utilized an income approach known as the relief-from-royalty method to determine the fair value of the SunGard trade name. Under this method, a royalty rate was applied to SunGard’s projected revenues to determine the annual cash savings attributable to ownership of the trade name. This amount was then tax-effected and discounted to present value to ultimately arrive at the estimated fair value of the trade name.

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

The following table summarizes changes in the value of the trade name for the year ended December 31, 2014 (in millions):

Trade name, net
Balance at December 31, 2013	$1,019
Transfer limited “right to use” trade name asset to AS	(8)
Trade name impairment	(339)

Balance at December 31, 2014	$672

Goodwill

July 1, 2014 Annual Impairment Test

The Company performs a goodwill impairment test annually and more frequently when negative conditions or triggering events arise. The Company completes its annual goodwill impairment test as of July 1 for each of its reporting units. The Company has the option of performing an assessment of certain qualitative factors to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (referred to as a “step-zero” test) or proceeding directly to a quantitative analysis (referred to as a “step-one” test).

Since each of the reporting units had an estimated fair value in excess of 20% of its respective carrying value as of the most recent step-one test, which was either as of July 1, 2012 or July 1, 2013, and no events were noted that would significantly decrease the fair value of the reporting unit, the Company elected to apply the qualitative assessment under the step-zero testing approach for all reporting units as of July 1, 2014. Based on the results of these tests, no step-one tests were determined to be necessary.

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

Management considered factors that would impact the reporting unit fair values as estimated by the market and income approaches used in the last step-one test. Management reviewed current projections of cash flows and compared these current projections to the projections included in the most recent step-one test, and considered the fact that no new significant competitors entered the marketplace in the industry and that consumer demand for the industry’s products remains relatively constant, if not growing slightly. Also, economic factors over the past year (or two years in the case of units that were last tested quantitatively as of July 1, 2012) did not significantly affect the discount rates used for the valuation of these reporting units. Management concluded that events occurring since the last step one test did not have a significant impact on the fair value of each of these reporting units. Therefore, management determined that it was not necessary to perform a quantitative (step-one) goodwill impairment test for these reporting units as the fair value of each reporting unit appeared to exceed its respective carrying value.

July 1, 2013 Impairment Test

For the annual impairment test as of July 1, 2013, the Company chose to assess the qualitative factors of five of its reporting units and determined, for each of those five reporting units, a step-one test was not required. Management concluded that events occurring in 2013 did not have a significant impact on the fair value of each of these reporting units. Therefore, management determined that it was not necessary to perform a quantitative (step-one) goodwill impairment test for these reporting units. The Company performed a step-one test for the remaining six reporting units.

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

The Company determined that the excess of the estimated fair value over the carrying value of one of its reporting units, which is included in discontinued operations, was 9% of the carrying value as of the July 1, 2013 impairment test. This reporting unit’s goodwill balance at July 1, 2013 was $527 million. As mentioned above, the Company uses a combination of the income approach and market approach to determine the fair value of each reporting unit. Under the income approach, which is subject to variability based on the discount and perpetual growth rate assumptions used, a 50 basis point decrease in the perpetual growth rate or a 50 basis point increase in the discount rate would not have caused this reporting unit to fail the step-one test. A one hundred basis point decrease in the perpetual growth rate or a one hundred basis point increase in the discount rate would have caused this reporting unit to fail the step-one test and require a step-two analysis, and some or all of this goodwill could have been impaired. The other five reporting units for which the Company performed a step one test each had estimated fair values that exceeded the respective carrying value of the reporting unit by at least 25% as of the July 1, 2013 impairment test.

July 1, 2012 Annual Impairment Test

Based on the results of the July 1, 2012 step-one tests, the Company determined that the carrying value of the Availability Services North America (“AS NA”) reporting unit, which is included in discontinued operations, was in excess of its respective fair value and a step-two test was required. The primary driver for the decline in the fair value of the AS NA reporting unit compared to the prior year was the decline in the cash flow projections for AS NA when compared to those used in the 2011 goodwill impairment test as a result of a decline in the overall outlook of this reporting unit.

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

In completing the step-two test to determine the implied fair value of goodwill and therefore the amount of impairment, management first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value and recorded a goodwill impairment charge of $385 million in discontinued operations.

For the July 1, 2012 impairment test, the discount rates used were between 10% and 12% and the perpetual growth rates used were between 3% and 4%.

The following table summarizes the 2012 goodwill impairment charge included in discontinued operations by reporting unit (in millions):

Segment	Reporting unit	Net goodwill balance before impairment	Impairment charge	Net goodwill balance after impairment
Availability Services	AS NA	$914	$(385)	$529

The following table summarizes changes in goodwill by segment for continuing operations (in millions):

	Cost			Accumulated impairment
	FS	PS&E	Subtotal	PS&E	Subtotal	Total
Balance at December 31, 2012	$3,485	$544	$4,029	$(217)	$(217)	$3,812
Adjustments related to the LBO and prior year acquisitions	(1)	—	(1)	—	—	(1)
Effect of foreign currency translation	17	—	17	—	—	17

Balance at December 31, 2013	3,501	544	4,045	(217)	(217)	3,828
Adjustments related to the LBO and prior year acquisitions	(2)	—	(2)	—	—	(2)
Effect of foreign currency translation	(66)	—	(66)	—	—	(66)

Balance at December 31, 2014	$3,433	$544	$3,977	$(217)	$(217)	$3,760

Other Long-Term Liabilities

Other long-term liabilities consist of straight-line rent expense accruals, asset retirement obligations for leased properties and, at SCC, a $17 million and $7 million dividend payable at December 31, 2013 and 2014, respectively (see Note 8).

Stock Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Fair value of restricted stock units (“RSUs”) with service-based or performance-based vesting is equal to the fair market value of the Company’s common and preferred stock at the time of grant. Fair value for stock options and share appreciation rights (“Appreciation Units”) with service-based or performance-based vesting is computed using the Black-Scholes pricing model. Fair value for Appreciation Units and RSUs with market-based vesting is computed using a Monte Carlo simulation. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, the number of awards expected to be forfeited, and the expected performance of the Company’s stock price. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the consolidated financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recognized. The Company’s ability to use the deferred tax asset is ultimately based on the actual value of the stock option upon exercise or restricted stock unit or Appreciation Unit upon distribution. If the actual value is lower than the fair value determined on the date of grant, there could be an income tax expense for the portion of the deferred tax asset that cannot be used, which could have a material effect on the consolidated financial results.

Income Taxes

Income tax expense is based on income before income taxes, and is accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded when it is not more likely than not that a deferred tax asset will be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Considerable judgment is required in assessing and estimating these amounts and the difference between the actual outcome of these future tax consequences and the estimates made could have a material impact on the consolidated results. To the extent that new information becomes available which causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice in the presentation of unrecognized tax benefits in those instances. This ASU requires that companies net their unrecognized tax benefits against all same jurisdiction deferred tax assets for net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority to the extent such deferred tax assets are available. If this criteria does not apply or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax assets for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on the consolidated financial statements.

Recently Issued

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. Once adopted, ASU 2014-08 will affect how the Company identifies and presents discontinued operations in the consolidated financial statements for future disposals.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. This new guidance establishes a five step process that companies must use in order to recognize revenue properly. Those five steps are: (i) identifying contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern,” which establishes that in connection with the preparation of financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 requires management to consider qualitative and quantitative information about conditions and events known and reasonably knowable at the date the financial statements are issued. ASU 2014-15 will be effective for the Company for the annual period ending after December 15, 2016 and interim periods beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Expense Classification:

Effective January 1, 2014, within the Consolidated Statements of Comprehensive Income, the Company changed its presentation of facilities and information technology-related expenses that are not directly associated with the delivery of its products and services. Formerly, the Company presented these expenses within sales, marketing and administration expense. The Company’s new method for presenting facilities and information technology-related expenses includes allocating these items to all of its functional areas, which the Company considers a better presentation as it more accurately reflects the actual cost of these functions. The presentation of prior year amounts in the consolidated financial statements has been reclassified to conform to the current year presentation.

Also, the Company revised its presentation of stock compensation expense. Formerly, the Company presented this expense entirely within sales, marketing and administration expense. The Company’s revised presentation allocates these costs to the appropriate functional areas. Further, the Company has revised its presentation of the costs for developer time spent on customer billable professional services projects. Formerly, the Company presented this expense within product development and maintenance expense. The Company’s revised presentation records these amounts to cost of sales and direct operating expense.

There was no impact on total reported costs and expenses for any period as a result of the changes. Management does not believe these revisions are material to the previously issued financial statements.

The impact within the functional areas, including the impact of the reclassification of AS to discontinued operations, is as follows for the years ended December 31, 2012 and 2013 as compared to the results included in the statements of comprehensive income included in the 2013 Annual Report on Form 10-K (in millions):

	Year Ended December 31, 2013
	As reported	Impact of discontinued operations	Reclassification of IT and facilities costs	Revised presentation of stock compensation expense	Revised presentation of developer time spent on professional services projects	As presented in the statement of comprehensive income (loss)
Cost of sales and direct operating (excluding depreciation)	$1,706	$(738)	$52	$5	$20	$1,045
Sales, marketing and administration	964	(223)	(98)	(10)	—	633
Product development and maintenance	366	(5)	46	5	(20)	392

Total functional expenses	$3,036	$(966)	$—	$—	$—	$2,070

	Year Ended December 31, 2012
	As reported	Impact of discontinued operations	Reclassification of IT and facilities costs	Revised presentation of stock compensation expense	Revised presentation of developer time spent on professional services projects	As presented in the statement of comprehensive income (loss)
Cost of sales and direct operating (excluding depreciation)	$1,712	$(713)	$64	$4	$15	$1,082
Sales, marketing and administration	996	(223)	(122)	(8)	—	643
Product development and maintenance	380	(5)	58	4	(15)	422

Total functional expenses	$3,088	$(941)	$—	$—	$—	$2,147

3. Acquisitions and Discontinued Operations:

Acquisitions

SunGard is focused on generating organic growth from innovative products and services marketed on a global basis. The Company will selectively acquire businesses to help it achieve this goal by enhancing its products and services or extending its geographic reach.

During each of 2013 and 2014, the Company completed one acquisition in its FS segment. Cash paid, net of cash acquired, was $1 million and $4 million in 2013 and 2014, respectively (see Note 18). In addition, in 2013 the Company paid approximately $1 million related to deferred purchase price from a prior year acquisition.

During 2012, the Company completed two acquisitions in its FS segment. Cash paid, net of cash acquired, was $39 million. In addition, the Company paid approximately $1 million related to deferred purchase price from prior year acquisitions.

The acquisitions discussed above were not material to the Company’s operations, financial position or cash flows.

At December 31, 2014, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which less than $1 million is included in other long-term liabilities.

Discontinued Operations

In January 2014, the Company completed the sale of two small businesses within the FS segment in exchange for €27 million paid at closing, €9 million to be paid within three years (“deferred purchase price”) and €2 million to be paid upon the successful assignment of certain customer contracts. The deferred purchase price is unconditional and is secured by a bank guarantee. On March 31, 2014, AS was split-off from SunGard (see Note 1). These businesses are included in our financial results as discontinued operations for all periods presented.

In January 2012, the Company sold its Higher Education business (“HE”) and in July 2012 the Company sold one FS subsidiary. A $571 million gain was recorded on the sales. As a result of the HE sale, in 2012, the Company paid approximately $400 million in income tax payments, which is presented within income taxes paid, net of refunds on the Consolidated Statements of Cash Flows.

The results for the discontinued operations for the years ended December 31, 2012, 2013 and 2014 were as follows (in millions):

	Year ended December 31,
	2012	2013	2014
Revenue	$1,509	$1,421	$338
Operating income (loss), excluding goodwill impairment	106	71	(25)
Goodwill impairment charge	(385)	—	—

Operating income (loss)	(279)	71	(25)
Interest expense, net	(68)	(73)	(18)
Other income (expense)	(1)	1	—
Gain on sale of business	571	—	22

Income (loss) before income taxes	223	(1)	(21)
Benefit from (provision for) income taxes	(246)	18	4

Income (loss) from discontinued operations	$(23)	$17	$(17)

An additional $3 million benefit from income taxes was recorded in 2014 in income (loss) from discontinued operations in the statement of comprehensive income for SCC and SCCII due to the deduction of certain previously capitalized costs for income tax purposes available as a result of the AS Split-Off.

Assets of discontinued operations and liabilities of discontinued operations consisted of the following at December 31, 2013 (in millions):

December 31, 2013
Cash and cash equivalents	$31
Trade receivables, net	227
Prepaid expenses and other current assets	70
Property and equipment, net	669
Software products, net	40
Customer base, net	734
Other	10
Goodwill	735

Assets of discontinued operations	$2,516

Accounts payable	$47
Accrued compensation and benefits	45
Other accrued expenses	78
Deferred revenue	260
Current portion of long-term debt	2
Long-term debt	5
Deferred income taxes	282
Other long-term liabilities	80

Liabilities of discontinued operations	$799

4. Property and Equipment:

Property and equipment consisted of the following (in millions):

	December 31, 2013	December 31, 2014
Computer and telecommunications equipment	$349	$374
Leasehold improvements	81	84
Office furniture and equipment	68	67
Buildings and improvements	21	26
Land	2	2
Construction in progress	7	13

Property and equipment—total cost	528	566
Accumulated depreciation	(376)	(414)

Property and equipment, net	$152	$152

5. Debt and Derivative Instruments:

Debt consisted of the following (in millions):

	December 31, 2013	December 31, 2014
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018 (A)	$—	$—
Tranche A due February 28, 2014, effective interest rate of 1.92% (A)	7	—
Tranche C due February 28, 2017, effective interest rate of 4.41% and 4.44% (A)	427	400
Tranche D due January 31, 2020, effective interest rate of 4.50% (A)	713	—
Tranche E due March 8, 2020, effective interest rate of 4.10% and 4.31% (A)	2,183	1,918

Total Senior Secured Credit Facilities	3,330	2,318
Senior Secured Notes due 2014 at 4.875% (B)	250	—
Senior Notes due 2018 at 7.375% (C)	900	511
Senior Notes due 2020 at 7.625% (C)	700	700
Senior Subordinated Notes due 2019 at 6.625% (C)	1,000	1,000
Secured accounts receivable facility, at 3.67% and 3.16% (D)	200	140
Other, primarily foreign bank debt, acquisition purchase price and capital lease obligations	4	—

Total debt	$6,384	$4,669

Short-term borrowings and current portion of long-term debt	$290	$—
Long-term debt	6,094	4,669

Long-term debt	$6,384	$4,669

The Company was in compliance with all covenants at December 31, 2014. Below is a summary of SunGard’s debt instruments.

(A) Senior Secured Credit Facilities

SunGard has a $600 million revolving credit facility, of which $592 million was available for borrowing after giving effect to $8 million of outstanding letters of credit as of December 31, 2014. In addition, there were $4 million of letters of credit outstanding at December 31, 2014 that did not impact availability under the revolving credit facility.

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

On December 17, 2012, SunGard amended its Credit Agreement to, among other things, allow for the issuance of a $720 million term loan (“tranche D”), permit incremental credit extensions under the restated credit agreement in an amount up to $750 million; and modify certain covenants and other provisions in order to, among other things, permit additional restricted payments to be made with the net proceeds of the tranche D term loan and available cash in an aggregate amount not to exceed $750 million. Tranche D had certain springing maturities, and the interest rate was LIBOR plus 3.5% with a 1% LIBOR floor.

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

On February 7, 2014, SunGard amended and restated its Credit Agreement to among other things (a) amend certain covenants and other provisions of the Credit Agreement in order to permit the AS Split-Off, including (i) the ability to effect the split-off without requiring an initial public offering, (ii) permitting AS to incur up to $1.5 billion of indebtedness in connection with the split-off, and (iii) SunGard’s total secured leverage ratio (less cash and cash equivalents in excess of $50 million), after giving pro forma effect to the split-off, to increase no more than 0.60x of Adjusted EBITDA at the time of the split-off; and (b) amend certain covenants and other provisions in order to, among other things (i) modify the financial maintenance covenant included therein, and (ii) permit the Company and its affiliates to repurchase term loans.

On February 28, 2014, SunGard repaid at maturity the remaining $7 million Tranche A term loan under the Senior Secured Credit Facilities.

On March 31, 2014, SunGard used net cash proceeds from the issuance of the SpinCo Term Loan to repay term loans (see mandatory prepayments below). Also, as a result of the AS Split-Off on March 31, 2014, SunGard’s revolving credit facility decreased from $850 million to $600 million.

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

The applicable margin for borrowings under the various Credit Agreement tranches may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Credit Agreement, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is currently 1.125% per annum and may change subject to attaining certain leverage ratios.

As of December 31, 2014, the applicable interest rates and the effective interest rates adjusted for swaps (if applicable) were as follows:

	Applicable interest rate	Effective rate adjusted for swaps
Revolving credit facility	3.67%	N/A
Tranche C	3.92%	4.44%
Tranche E	4.00%	4.31%

N/A: Not Applicable

All obligations under the Credit Agreement are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% owned subsidiaries, referred to, collectively, as Guarantors.

Mandatory Prepayments

The Credit Agreement requires SunGard to prepay outstanding term loans, subject to certain exceptions, with 50% of annual excess cash flow (subject to attaining a certain leverage ratio) and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under SunGard’s secured accounts receivable facility. Any mandatory prepayment resulting from a permitted disposition or the AS Split-Off are applied pro rata to the lenders of specific tranches of term loans at the Company’s sole discretion. All other mandatory payments would be applied pro rata to the term loan lenders and to installments of the term loans in direct order of maturity. Pursuant to the terms of the Credit Agreement, SunGard made the following mandatory prepayments:

•	In January 2012, SunGard completed the sale of HE and used net cash proceeds (as defined in the Credit Agreement) of $1.22 billion to repay, on a pro-rata basis, $396 million, $689 million and $137 million of tranche A, tranche B and the incremental term loan, respectively. As a result of the prepayment, the Company incurred a loss on the extinguishment of debt of approximately $15 million; and

•	On March 31, 2014, SunGard used the $1,005 million net cash proceeds from the issuance of the SpinCo Term Loan in connection with the AS Split-Off, to repay approximately $27 million of its tranche C term loan, $713 million of its tranche D term loan and $265 million of its tranche E term loan.

As a result of loan prepayments, SunGard is no longer required to make quarterly principal payments on the tranche C or tranche E term loans.

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

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each of these swap agreements is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At December 31, 2014, one-month LIBOR was 0.17% and three-month LIBOR was 0.26%. The net receipt or payment from the interest rate swap agreements is included in interest expense.

A summary of the Company’s interest rate swaps at December 31, 2014 follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February-March 2014	March 2020	300	2.27%	3-Month

Total / Weighted Average Interest Rate		$900	1.52%

The interest rate swaps are included at estimated fair value as an asset or a liability in the consolidated balance sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. For 2012 and 2013, the Company included unrealized after-tax gains of $2 million, $5 million respectively, and in 2014, the company had a $4 million unrealized after-tax loss in Other Comprehensive Income (Loss) related to the change in market value of the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the Credit Agreement change, are modified or if the loan is extinguished. The fair values of the swap agreements at December 31, 2013 are $4 million and are included in other assets. The fair values of the swap agreements at December 31, 2014 are $1 million and $5 million and are included in other assets and other accrued expenses, respectively. The effects of the interest rate swaps are reflected in the effective interest rate for the Credit Agreement loans in the components of the debt table above. The Company had no ineffectiveness related to its swap agreements as of December 31, 2014. The Company expects to reclassify in the next twelve months approximately $8 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at December 31, 2014.

(B) Senior Secured Notes due 2014

On January 15, 2004, SunGard issued $250 million of 4.875% senior unsecured notes due January 2014, which were subject to certain standard covenants. As a result of the LBO, these senior notes became collateralized on an equal and ratable basis with loans under the Credit Agreement and were guaranteed by all subsidiaries that guarantee the senior notes due 2018 and 2020 and senior subordinated notes due 2019. The Senior Secured Notes were fully repaid and retired in January 2014.

(C) Senior Notes due 2015, 2018 and 2020 and Senior Subordinated Notes due 2015 and 2019

In November 2010, SunGard issued $900 million of 7.375% senior notes due 2018 (“SunGard 2018 Notes”) and $700 million of 7.625% of senior notes due 2020 (“SunGard 2020 Notes” and together with SunGard 2018 Notes “SunGard Senior Notes”). The proceeds, together with other cash, were used to retire the former $1.6 billion 9.125% senior notes that would have been due 2013. The SunGard Senior Notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the SunGard Senior Notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the SunGard Senior Notes. All obligations under the SunGard Senior Notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% owned subsidiaries of SunGard.

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

On March 31, 2014, SunGard exchanged the SpinCo senior notes with an aggregate principal amount of approximately $425 million for an aggregate principal amount of approximately $389 million of existing SunGard 2018 Notes which were then retired. The retirement of the SunGard 2018 Notes resulted in a $36 million loss on extinguishment of debt during the three months ended March 31, 2014. In addition, SunGard wrote-off approximately $25 million of capitalized deferred financing fees resulting from the repayment or retirement of debt during the three months ended March 31, 2014.

The Senior Subordinated Notes are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the SunGard 2018 Notes and the SunGard 2020 Notes. The Senior Subordinated Notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the Senior Subordinated Notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Subordinated Notes.

The SunGard Senior Notes and Senior Subordinated Notes are redeemable in whole or in part, at SunGard’s option, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, SunGard is required to make an offer to redeem all of the SunGard Senior Notes and Senior Subordinated Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the SunGard Senior Notes and Senior Subordinated Notes contain a number of covenants that restrict, subject to certain exceptions, SunGard’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the SunGard Senior Notes or Senior Subordinated Notes, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

(D) Secured Accounts Receivable Facility

SunGard’s syndicated secured accounts receivable facility limit was $200 million at December 31, 2014, which consists of a term loan of $140 million and a revolving commitment of $60 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. The interest rate is one-month LIBOR plus 3.5% and one-month LIBOR plus 3.0% at December 31, 2013 and 2014 respectively, which were 3.67% and 3.16 % at December 31, 2013 and 2014 respectively. At December 31, 2014, $140 million was drawn against the term loan commitment and no amount was outstanding under the revolving credit commitment. Also at December 31, 2014, $364 million of accounts receivable secured the borrowings under the receivables facility.

On January 31, 2014, SunGard removed AS as a seller and, as a result, repaid $60 million of the term loan commitment. Before the removal of AS and the $60 million repayment of the term loan, the aggregate facility limit was $275 million, consisting of a $200 million term loan commitment and a $75 million revolving credit commitment.

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

Future Maturities

At December 31, 2014, the contractual future maturities of debt are as follows (in millions):

Contractual
2015	$—
2016	—
2017	400
2018	511
2019	1,140
Thereafter	2,618

Total	$4,669

6. Accumulated Other Comprehensive Income (Loss):

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the years ended December 31, 2012, 2013 and 2014 (in millions):

	Year Ended December 31,
Other Comprehensive Income Components	2012	2013	2014	Affected Line Item in the Statement of Comprehensive Income for Components Reclassified from OCI
Unrealized gain (loss) on derivative instruments identified as accounting hedges	$(1)	$—	$(15)
Loss (gain) on derivatives reclassified into income:
Interest rate contracts	10	6	7	Interest expense and amortization of deferred financing fees
Forward Currency Hedges	3	—	—	Cost of sales and direct operating

Total reclassified into income	13	6	7
Income tax benefit (expense)	(2)	(3)	3

Amounts reclassified from accumulated other comprehensive income net of tax	11	3	10

Unrealized gain (loss) on derivative instruments, net of tax	$10	$3	$(5)

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, through December 31, 2014 as follows (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$1	$(4)	$—	$(3)
Other comprehensive income before reclassifications	—	19	(3)	16
Amounts reclassified from accumulated other comprehensive income net of tax	3	—	—	3

Net current-period other comprehensive income	3	19	(3)	19

Balance at December 31, 2013	4	15	(3)	16

Other comprehensive income before reclassifications	(15)	(65)	(3)	(83)
Amounts reclassified from accumulated other comprehensive income net of tax	10	—	—	10

Net current-period other comprehensive income	(5)	(65)	(3)	(73)
Impact from AS Split-Off	—	(75)	—	(75)

Balance at December 31, 2014	$(1)	$(125)	$(6)	$(132)

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$106	$—	$—	$106
Interest rate swap agreements	Other assets	—	1	—	1
Currency forward contracts	Prepaid expenses and other current assets	—	3	—	3

Total		$106	$4	$—	$110

Liabilities
Interest rate swap agreements	Other accrued expenses	$—	$5	$—	$5
Currency forward contracts	Other accrued expenses	—	1	—	1

Total		$—	$6	$—	$6

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$407	$—	$—	$407
Interest rate swap agreements	Other assets	—	4	—	4
Currency forward contracts	Prepaid expenses and other current assets	—	2	—	2

Total		$407	$6	$—	$413

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

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contacts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. This fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts. The fair value of the INR forward contracts were an asset of $2 million and $3 million at December 31, 2013 and 2014, respectively. The Company expects to reclassify in the next twelve months approximately $2 million from other comprehensive income (loss) into earnings related to the Company’s INR forward contracts.

Certain assets and liabilities are measured on a non-recurring basis. During the first quarter of 2014, the trade name (a level 3 non-recurring fair value measure) was written down to a fair value of $672 million due to the recognition of a $339 million impairment charge, which was the result of the AS Split-Off (see Note 3). The fair value of the trade name is categorized as Level 3, a fair value measurement using significant unobservable inputs, and is estimated by discounted cash flows based on projected future revenues. This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. In 2012, goodwill (a level 3 non-recurring fair value measure) with a carrying value of $914 million was written down to a fair value of $529 million due to the recognition of a $385 million impairment loss, which is reflected in discontinued operations (see Note 1).

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3
Assets
Trade name	$—	$—	$672

Fair Value of Financial Instruments

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

	December 31, 2013		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Floating rate debt	$3,530	$3,548	$2,458	$2,431
Fixed rate debt	2,862	3,024	2,211	2,286

8. Preferred Stock

SCCII

SCCII has preferred and common stock outstanding at December 31, 2013 and 2014. The preferred stock is non-voting and ranks senior in right of payment to the common stock. Each share of preferred stock has a liquidation preference of $100 (the initial Class P liquidation preference) plus an amount equal to the accrued and unpaid dividends accruing at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share), compounded quarterly. Holders of preferred stock are entitled to receive cumulative preferential dividends to the extent a dividend is declared by the Board of Directors of SCCII at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share) payable quarterly in arrears. The aggregate amount of cumulative but undeclared preferred stock dividends at December 31, 2013 and 2014 was $764 million and $744 million, respectively ($77.35 and $98.64 per share, respectively).

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

In December 2012, SunGard borrowed $720 million (see Note 5) and used the net proceeds, along with available cash, to finance a preferred stock dividend of approximately $718 million, or $72.80 per preferred share (equivalent to $3.64 per pre-split Unit, as defined in Note 10). As a result of the dividend, under the terms of various equity award agreements and the SCC and SCCII Dividend Rights Plan, SCC was required to make dividend-equivalent cash payments of up to approximately $30 million to equity award holders. Of the $30 million, approximately $6 million was paid in December 2012 and the remaining balance will be paid over approximately five years, subject to vesting of the underlying equity awards. The total dividend and dividend-equivalents paid in 2012 was $724 million. In order to effect this transaction, SDS declared a dividend of approximately $747 million through holding companies ultimately to SCCII, which in turn declared a dividend of approximately $718 million to the holders of the preferred stock and a dividend of approximately $30 million, representing the amount of the dividend-equivalent cash payments, to SCC as the sole holder of the common stock. Also as a result of the dividend, all outstanding options on Units, except for the options with an exercise price of $4.50 per Unit, were modified to reduce the exercise price by $3.64 per Unit. There was no incremental stock compensation expense as a result of the dividend. Approximately $3 million and $2 million of dividend-equivalents were paid in 2013 and 2014, respectively.

On March 31, 2014, SCCII exchanged all of the common stock of SpinCo for 2,358,065 shares of its preferred stock held by its stockholders, which was recorded as treasury stock at the book value of the investment SCCII had in SpinCo. The decrease in the undeclared dividend is due to the reduced quantity of preferred stock outstanding partially offset by continued compounding.

SCC

Preferred stock of SCCII is classified as Non-controlling interest in the equity section or temporary equity on the balance sheet of SCC.

9. Common Stock

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

10. Stock Option and Award Plans and Stock-Based Compensation:

The SunGard 2005 Management Incentive Plan as amended from time to time (“Plan”) was established to provide long-term equity incentives. The Plan authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consisted of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII before the AS Split-Off and 0.038 shares of preferred stock of SCCII after the AS Split-Off. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. From 2005 to 2007, options for Units were granted. Options for Units cannot be separately exercised for the individual classes of stock. Beginning in late 2007, awards were composed of restricted stock units (“RSUs”) for Units and options to purchase Class A common stock in SCC. Class A options were no longer granted after September 2010. Currently, RSUs and Appreciation Units (discussed below) are granted. All awards under the Plan are granted at fair market value on the date of grant.

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

In conjunction with the AS Split-Off, SCC and SCCII amended all outstanding share-based awards to comply with the existing anti-dilution provisions in the Plan and respective share-based award agreements. The anti-dilution provisions require modification of the share-based awards in certain circumstances in order to prevent enlargement or dilution of benefits intended to be made available under the Plan.

To comply with the requirement of the Plan, all outstanding options and other long-term incentive equity awards were modified to (i) maintain the ratio of the exercise or base price to the fair market value of the stock prior to the modification and (ii) increase the quantity granted to maintain the intrinsic value of the awards based on the Unit price and the SpinCo share price, as applicable. In addition, all outstanding share-based awards were modified such that employees remaining with SunGard would hold awards in SunGard only and employees of AS would hold awards in SpinCo only. In order to achieve this result, all outstanding awards held by employees of AS were converted immediately prior to the AS Split-Off into SpinCo Awards. There was no incremental stock-based compensation expense as a result of these modifications.

Time-based options and RSUs granted generally vest over four or five years with monthly or annual vesting depending on the timing of the grant. Performance-based options and RSUs are earned upon the attainment of certain annual earnings goals based on Adjusted EBITA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) or Adjusted EBITDA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense, depreciation and certain other items) targets for the Company, depending on the date of grant, during a specified performance period. For awards granted prior to May 2011, there were generally five annual performance periods, of which 2014 was the last performance period included. For awards granted after May 2011, the performance period is generally 12 months at the end of which a portion of what was earned vests and the remainder of what was earned vests monthly or annually generally over three years. Time-based and performance-based options can partially or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is four or five years (ten years for certain performance-based RSUs) after the date of grant.

In 2013 and 2014, certain senior executives of the Company were granted long-term incentive equity awards (“Appreciation Units”) to be settled in stock. The Appreciation Units vesting terms are either market-based dependent upon the performance of the Company’s Unit price (“Performance-based”) or time-based. Performance-based Appreciation Units will vest only if the average value per Unit at each measurement date (as defined in the agreements) increases over a base Unit value specified in the agreements and may be subject to continued employment through June 1, 2017. Time-based Appreciation Units will vest in annual installments over a period of years as specified in the applicable award agreement, subject to continued employment. The Company determined the fair value of the Performance-based Appreciation Units using a Monte Carlo valuation model and will record the aggregate expense over the measurement period on a straight-line basis regardless of vesting, subject to continued employment, if applicable. Time-based Appreciation Units were valued using the Black-Scholes pricing model, and will be expensed over the service period on a straight-line basis.

In June 2014, in addition to granting RSUs subject to time-based vesting, the Company granted RSUs with market-based vesting dependent upon the performance of the Company’s Unit price in relation to predetermined Unit price thresholds (“Market-based”). Each threshold signifies a level of vesting with interpolation between levels. Vesting is subject to continued employment through June 1, 2017, the measurement date. The Company determined the fair value of the Market-based RSUs using a Monte Carlo valuation model and will record the aggregate expense of $26 million over the three-year service period on a straight-line basis regardless of vesting, subject to continued employment, as required by GAAP.

The total fair value of options that vested for 2012, 2013 and 2014 was $4 million, $2 million and $1 million, respectively. The total fair value of Appreciation Units that vested during 2013 and 2014 was $2 million and $1 million, respectively. The total fair value of RSUs that vested for the years 2012, 2013 and 2014 was $30 million, $41 million and $32 million, respectively. At December 31, 2013 and 2014, approximately 3.2 million and 3.1 million RSUs, respectively, were vested.

The assumptions used in valuing the Appreciation Units and the RSUs with market-based vesting follow:

	Year ended December 31, 2013		Year ended December 31, 2014
Award type	Appreciation Units		Appreciation Units	RSUs
Vesting terms	Market-based	Time-based	Market-based	Market-based
Valuation model	Monte-Carlo	Black-Scholes	Monte-Carlo	Monte-Carlo
Weighted-average fair value on date of grant	$5.45	$5.91	$6.51	$16.44
Assumptions used to calculate fair value:
Volatility	38%	38%	45%	45%
Risk-free interest rate	0.8%	0.8%	0.9%	0.8%
Expected term	4 years	4 years	3.2 years	3 years
Dividends	zero	zero	zero	zero

Since the Company is not publicly traded, the Company utilizes equity valuations based on (a) stock market valuations of public companies in comparable businesses, (b) recent transactions involving comparable companies and (c) any other factors deemed relevant. The risk-free rate for periods within the contractual life of the Appreciation Unit or RSU is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of Appreciation Units and Market-based RSUs granted is the term from grant date until distribution date.

For 2012, 2013 and 2014, the Company included stock compensation expense in the Statement of Comprehensive Income (Loss) as follows:

	2012	2013	2014
Cost of sales and direct operating expenses	$4	$5	$7
Sales, marketing and administration	23	29	30
Product development and maintenance	4	5	5

Stock compensation expense—continuing operations	31	39	42
Stock compensation expense—discontinued operations	7	7	2

Total stock compensation	$38	$46	$44

At December 31, 2014, there was approximately $1 million and $45 million of unearned non-cash stock-based compensation related to time-based options and RSUs, respectively, that the Company expects to record as expense over a weighted average of 1.9 and 3.0 years, respectively. Also, at December 31, 2014, there was approximately $15 million of unearned non-cash stock compensation related to Appreciation Units that the Company expects to record over 2.4 years. In addition, at December 31, 2014, there was approximately $0.2 million and $9 million of unearned non-cash stock-based compensation related to performance-based options and RSUs, respectively, that the Company could record as expense over a weighted average of 2.1 and 2.5 years, respectively, primarily depending on continued service. Included in the unrecognized expense related to performance award amounts above are approximately 39,000 option Units ($0.2 million) and 559,000 RSUs ($9 million) that were earned during 2012 through 2014, but that will vest monthly or annually during 2015 through 2017. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of four or five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period.

The following table summarizes option, RSU and Appreciation Unit activity during 2014:

	Units
	Options (in millions)	Weighted- Average Exercise Price	RSUs (in millions)	Weighted- Average Grant Date Fair Value	Appreciation Units (in millions)	Weighted- Average Base Unit Value	Class A Options (in millions)	Weighted- Average Exercise Price
Outstanding at December 31, 2013	14.8	$14.30	9.4	$20.59	4.6	$17.37	5.4	$1.72
Granted	—		3.1	19.09	0.5	17.44	—
Exercised / released	(0.9)	8.69	(1.3)	20.25	—		—
Canceled	(0.6)	15.26	(1.5)	17.62	(0.5)	17.34	(1.7)	1.40
Impact of SunGard awards modified	0.6	n/a	0.9	n/a	0.5	n/a	—
Impact of SpinCo awards modified	(1.8)	14.41	(1.6)	20.56	—		—

Outstanding at December 31, 2014	12.1	13.08	9.0	18.67	5.1	16.58	3.7	1.86

Included in the table above are 1.4 million option Units (weighted-average exercise price of $13.43), 0.5 million RSUs (weighted-average grant-date fair value of $19.87) and 1.0 million Class A options (weighted-average exercise price of $1.82) that have not vested and for which the performance period has ended. These options and RSUs may be canceled in the future. Also, approximately 1.7 million of the RSUs granted in 2014 are subject to Market-based vesting and may vest of up to 200% of the quantity granted based upon the stock price on the measurement date.

Shares available for grant under the Plan at December 31, 2014 were approximately 27.9 million shares of Class A common stock and 2.7 million shares of Class L common stock of SunGard Capital Corp. and 0.8 million shares of preferred stock of SunGard Capital Corp. II.

The total intrinsic value of options exercised during the years 2012, 2013 and 2014 was $22 million, $4 million and $8 million, respectively.

Cash proceeds received by SCC, including proceeds received by SCCII, from exercise of stock options were $0.2 million in 2012. Cash proceeds received by SCCII from exercise of stock options were $0.04 million in 2012. Cash proceeds received by SCC and SCCII from exercise of stock options in 2013 was not material. Cash proceeds received by SCC, including proceeds received from SCCII, from purchases of stock were $0.5 million in 2014. Cash proceeds received by SCCII from purchases of stock were $0.2 million in 2014. No cash proceeds from exercise of stock options were received in 2014.

The tax benefit from options exercised during 2012, 2013 and 2014 was $7 million, $1 million and $3 million, respectively. The tax benefit from release of RSUs during each of 2012, 2013 and 2014 was $6 million. The tax benefit is realized by SCC since SCC files as a consolidated group which includes SCCII and SunGard.

The following table summarizes information as of December 31, 2014 concerning options for Units, Appreciation Units and options for Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
Exercise Price ($)	Quantity Outstanding (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Quantity (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
Option Units
4.03	0.21	0.2	$3	0.21	0.2	$3
12.87-15.31	10.04	0.9	39	9.94	0.9	39
15.85-18.91	0.37	5.4	—	0.33	5.2	—

Appreciation Units
14.89-15.96	2.00	2.4	3	n/a

Options for Class A shares
0.21- 0.44	1.00	4.9	—	0.98	4.9	—
1.41	0.17	3.9	—	0.17	3.9	—
2.22-3.06	1.50	3.3	—	1.50	3.3	—

11. Savings Plans:

The Company and its subsidiaries maintain savings and other defined contribution plans. Certain of these plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense for continuing operations under these plans aggregated $43 million in 2012, $45 million in 2013 and $51 million in 2014.

12. Income Taxes:

Income (loss) from continuing operations before income taxes for 2012, 2013 and 2014 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2012	2013	2014	2012	2013	2014	2012	2013	2014
U.S. operations	$(154)	$(31)	$(363)	$(154)	$(30)	$(363)	$(154)	$(30)	$(362)
Foreign operations	62	102	98	62	102	98	62	102	98

Total	$(92)	$71	$(265)	$(92)	$72	$(265)	$(92)	$72	$(264)

The continuing operations provision (benefit) for income taxes for 2012, 2013 and 2014 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2012	2013	2014	2012	2013	2014	2012	2013	2014
Current:
Federal	$(21)	$5	$1	$(21)	$5	$1	$(20)	$6	$2
State	4	9	4	4	9	4	4	9	4
Foreign	22	36	42	22	36	42	22	36	42

Total current	5	50	47	5	50	47	6	51	48

Deferred:
Federal	(27)	(13)	(122)	(27)	(13)	(122)	(28)	(14)	(123)
State	1	—	33	1	—	33	1	—	33
Foreign	(28)	(11)	(15)	(28)	(11)	(15)	(28)	(11)	(15)

Total deferred	(54)	(24)	(104)	(54)	(24)	(104)	(55)	(25)	(105)

Total	$(49)	$26	$(57)	$(49)	$26	$(57)	$(49)	$26	$(57)

Differences between income tax expense (benefit) at the expected U.S. federal statutory income tax rate of 35% and the Company’s continuing operations reported income tax (benefit) expense and effective tax rate for 2012, 2013 and 2014 were as follows (in millions):

	SCC			SCCII			SunGard
	2012	2013	2014	2012	2013	2014	2012	2013	2014
Tax at federal statutory rate	$(32)	$25	$(93)	$(32)	$25	$(93)	$(32)	$25	$(93)
State income taxes, net of federal benefit	2	5	(10)	2	5	(10)	2	5	(10)
Foreign taxes, net of U.S. foreign tax credit (1)	(20)	1	1	(20)	1	1	(20)	1	1
Tax rate changes (2)	7	(1)	46	7	(1)	46	7	(1)	46
Nondeductible expenses	2	3	4	2	3	4	2	3	4
Change in uncertain tax positions (3)	10	1	2	10	1	2	10	1	2
Research and development credit	(1)	(9)	(6)	(1)	(9)	(6)	(1)	(9)	(6)
Domestic Production Activities Deduction	—	(1)	(1)	—	(1)	(1)	—	(1)	(1)
U.S. income taxes on non-U.S. unremitted earnings	(20)	4	(3)	(20)	4	(3)	(20)	4	(3)
Other, net	3	(2)	3	3	(2)	3	3	(2)	3

Total	$(49)	$26	$(57)	$(49)	$26	$(57)	$(49)	$26	$(57)

Effective income tax rate	53%	36%	22%	53%	36%	22%	53%	36%	22%

(1)	Includes foreign taxes, dividends, utilization of foreign tax credits, and the rate differential between U.S. and foreign countries, and the change in foreign valuation allowance, as described in more detail below. Also includes $6 million, $4 million and $3 million in 2012, 2013 and 2014, respectively, related to benefits of tax holidays in Tunisia and India which expire in 2017 and 2024, respectively.
(2)	Tax rate changes in 2014 includes an expense of $48 million due to changes in certain state deferred income tax rates, which are primarily driven by the change in the legal entity ownership of the SunGard trade name caused by the AS Split-Off.
(3)	The change in uncertain tax positions recorded in continuing operations was an expense of $10 million, $1 million and $2 million in 2012, 2013 and 2014, respectively, which reflects the offsetting benefits recorded in prepaid expenses and other current assets and deferred income and other taxes on the balance sheet. The balance is recorded in discontinued operations.

Deferred income taxes are recorded based upon differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax credit carryforwards. Deferred income tax assets and liabilities at December 31, 2013 and 2014 consisted of the following (in millions):

	SCC		SCCII		SunGard
	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014
Current:
Trade receivables and other current assets	$(2)	$—	$(2)	$—	$(2)	$—
Accrued expenses, net	28	17	28	17	28	17
Tax credit carryforwards	20	—	20	—	20	—
Other current	(11)	(5)	(11)	(5)	(11)	(5)

Total current deferred income tax asset (liability)	35	12	35	12	35	12
Valuation allowance	(5)	(4)	(5)	(4)	(5)	(4)
Net current deferred income tax asset (liability)	30	8	30	8	30	8

Less: amounts classified as related to discontinued operations	(13)	—	(13)	—	(13)	—

Net current deferred income tax asset (liability)— continuing operations	$17	$8	$17	$8	$17	$8

Long-term:
Property and equipment	$1	$(2)	$1	$(2)	$1	$(2)
Intangible assets	(1,026)	(596)	(1,026)	(596)	(1,026)	(596)
Net operating loss carry-forwards	98	71	98	71	98	71
Stock compensation	62	55	62	55	62	55
U.S. income taxes on non-U.S. unremitted earnings	(24)	(13)	(24)	(13)	(24)	(13)
Other non-current	34	6	34	6	34	6
Other, net	(12)	15	(12)	15	(5)	23

Total long-term deferred income tax liability	(867)	(464)	(867)	(464)	(860)	(456)
Valuation allowance	(62)	(48)	(62)	(48)	(62)	(48)

Net long-term deferred income tax liability	(929)	(512)	(929)	(512)	(922)	(504)
Less: amounts classified as related to discontinued operations	282	—	282	—	282	—

Net long-term deferred income tax liability—continuing operations	$(647)	$(512)	$(647)	$(512)	$(640)	$(504)

The deferred income tax assets and liabilities include amounts classified as related to discontinued operations on the face of the financial statements for the year ended December 31, 2013.

As of December 31, 2014 the Company has net operating loss carryforwards, the tax effect of which is $71 million, which consist of $12 million for U.S. federal income tax purposes, $17 million for U.S. state income tax purposes and $42 million for foreign income tax purposes. The tax benefit recorded for net operating losses, net of valuation allowance, is $30 million, which consists of $6 million for U.S. federal income tax purposes, $2 million for U.S. state income tax purposes and $22 million for foreign income tax purposes. These tax loss carryforwards expire through 2034 and utilization is limited in certain jurisdictions. Some foreign losses have indefinite carryforward periods.

The valuation allowances of $67 million and $52 million at December 31, 2013 and 2014, respectively, were primarily related to federal, state and foreign net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized.

A reconciliation of the beginning and ending balance of the valuation allowance follows (in millions):

	Continuing operations	Discontinued operations		Total
Balance at December 31, 2013	$41	$26		$67
Additions, net	12	1		13
Translation adjustments and other	(1)	(27	) (1)	(28)

Balance at December 31, 2014	$52	$—		$52

(1)	Translation adjustments and other for discontinued operations includes $27 million that was sold or removed as a result of the AS Split-Off in 2014.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. In the fourth quarter of 2014 after weighing the positive and negative evidence required, the Company recorded a valuation allowance of $3 million against certain losses generated in France. These losses were larger than anticipated and exceeded the scheduled reversal of deferred tax liabilities. The tax benefit of the French losses totals $24 million at December 31, 2014 and have an indefinite carryover period. Based upon the level of historical taxable income, projections for future taxable income and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2013 and 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or as the reversal of certain deferred tax liabilities continues.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2012	2013	2014
Balance at beginning of year	$22	$94	$99
Additions for tax positions of prior years	22	7	4
Reductions for tax positions of prior years	—	(5)	(3)
Additions for tax positions of current year	50	3	7
Settlements for tax positions of prior years	—	—	(3)

Balance at end of year	$94	$99	$104

As of December 31, 2014 the Company had unrecognized tax benefits and related accrued interest of approximately $104 million which, if recognized, would favorably affect the effective tax rate. Included in prepaid and other assets are amounts that would partially offset the impact on the effective tax rate. Increases in 2012 relate primarily to state income tax related matters. Included in the balance of unrecognized tax benefits is accrued interest and penalties, net of federal benefits of $4 million, $6 million and $8 million for 2012, 2013 and 2014, respectively. The Company recognizes interest and penalties in income tax expense.

As part of the AS Split-Off, SunGard entered into a tax sharing and disaffiliation agreement with AS that apportions responsibility for U.S. federal, state and local and foreign income and other taxes between the parties. See Note 15 for further information.

Tax years after 2006 remain open for examination by the Internal Revenue Service, although years 2007-2010 are effectively settled. The Internal Revenue Service recently completed its examination of tax years 2009 and 2010. In addition, French tax authorities have just begun an examination of the tax year 2012. SunGard entities in other jurisdictions are also under examination at December 31, 2014 and tax years after 2005 remain open for audit by various state, local and other foreign jurisdictions. The Company anticipates that it is reasonably possible that between $0 and $38 million of unrecognized tax benefits may be resolved within the next 12 months.

During the fourth quarter of 2012 as a result of debt refinancing activities, the Company reevaluated the earnings of all its foreign subsidiaries and those that could be expected to be permanently reinvested outside the U.S. The Company determined that certain of its foreign subsidiaries earnings are permanently reinvested. The recognition of U.S. income tax is required when earnings of the foreign subsidiaries are not considered permanently reinvested outside the U.S. As of December 31, 2013 and 2014, the Company provided a deferred income tax liability of approximately $24 million and $13 million, respectively for non-U.S. withholding and U.S. income taxes associated with the future repatriation of earnings for certain non-U.S. subsidiaries. The Company has not provided deferred taxes on approximately $94 million of undistributed earnings of non-U.S. subsidiaries at December 31, 2014. Quantification of the related deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

13. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures for 2012, 2013 and 2014 (in millions):

	Workforce- related	Facilities	Total
Balance at December 31, 2011	$24	$5	$29
Expense related to 2012 actions	34	12	46
Paid	(31)	—	(31)
Other adjustments (1)	(4)	—	(4)

Balance at December 31, 2012	23	17	40
Expense related to 2013 actions	20	2	22
Paid	(23)	(3)	(26)
Other adjustments (1)	(6)	(1)	(7)

Balance at December 31, 2013	14	15	29
Expense related to 2014 actions	28 (2)	4	32	(3)
Paid	(26)	(6)	(32)
Other adjustments (1)	(4)	—	(4	)(3)

Balance at December 31, 2014	$12	$13	$25

(1)	The other adjustments rows in the table principally relate to changes in estimates from when the initial charge was recorded and also foreign currency translation adjustments.

(2)	During the three months ended September 30, 2014, the Company recorded a $17 million severance charge related to a workforce reduction plan to reduce headcount by approximately 3% of the total workforce.
(3)	The sum of the expense related to 2014 actions and other adjustments in 2014 is the net amount of expense related to employee termination benefits and facility closures and may include rounding (see Note 14).

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019. The $13 million of facilities reserves is included in the future minimum rentals under operating leases (see Note 16).

14. Segment Information:

The Company has two reportable segments: FS and PS&E.

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

In reporting our results, we categorize revenue into three categories:

•	Software Revenue

•	SAAS and Cloud Revenue

•	Professional & Business Processing Services.

The Company evaluates the performance of its segments based on Adjusted EBITDA. Adjusted EBITDA, a non-GAAP measure, is defined as operating income before the following items:

•	depreciation,

•	amortization of acquisition-related intangible assets,

•	trade name and goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

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

The operating results for the years ended December 31, 2014, 2013 and 2012 for each segment follow (in millions):

	FS	PS&E	Sum of Segments
Year Ended December 31, 2014
Revenue	$2,592	$217	$2,809
Adjusted EBITDA	742	68	810
Adjusted EBITDA margin	28.6%	31.1%	28.8%
Year over Year revenue change	2%	4%	2%
Year over Year Adjusted EBITDA change	(1)%	2%	—%

Year Ended December 31, 2013
Revenue	$2,551 (1)	$210	$2,761
Adjusted EBITDA	746 (1)	66	812
Adjusted EBITDA margin	29.2%	31.6%	29.4%
Year over Year revenue change	(2)%	3%	(2)%
Year over Year Adjusted EBITDA change	3%	—%	2%

Year Ended December 31, 2012
Revenue	$2,604	$204	$2,808
Adjusted EBITDA	727	66	793
Adjusted EBITDA margin	27.9%	32.5%	28.2%

Reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2012		2013		2014
Adjusted EBITDA (sum of segments)	$793		$812		$810
Corporate	(44)		(46)		(45)
Depreciation (2)	(96)		(104)		(107)
Amortization of acquisition-related intangible assets	(217)		(182)		(136)
Trade name impairment charge	—		—		(339)
Severance and facility closure costs	(42	)(3)	(17	)(4)	(27	)(5)
Stock compensation expense	(31)		(39)		(42)
Management fees	(9)		(8)		(9)
Other costs (included in operating income)	(6)		(11)		(18)
Interest expense, net	(359)		(325)		(290)
Loss on extinguishment of debt	(82)		(6)		(61)
Other income (expense)	1		(2)		—

Income (loss) from continuing operations before income taxes	$(92)		$72		$(264)

Note: In 2013, SCC’s income from continuing operations before income taxes was $71 million. In 2014, SCC’s and SCCII’s income (loss) from continuing operations before income taxes was $(265) million.

Depreciation, amortization of acquisition-related intangible assets, total assets and capital expenditures by segment follow (in millions):

	FS	PS&E	Sum of Segments	Corporate and other adjustments		Total
Year Ended December 31, 2014
Depreciation (2)	$95	$9	$104	$3		$107
Amortization of acquisition-related intangible assets	129	7	136	—		136
Capital expenditures	131	10	141	2		143
Total assets	6,225	833	7,058	(551	)(6)	6,507

	FS	PS&E	Sum of Segments	Corporate and other adjustments		Total
Year Ended December 31, 2013
Depreciation (2)	$95	$7	$102	$2		$104
Amortization of acquisition-related intangible assets	168	13	181	1		182
Capital expenditures	102	8	110	1		111
Total assets	5,956	780	6,736	3,038	(6)	9,774

	FS	PS&E	Sum of Segments	Corporate	Total
Year Ended December 31, 2012
Depreciation (2)	$88	$7	$95	$1	$96
Amortization of acquisition-related intangible assets	199	17	216	1	217
Capital expenditures	88	7	95	2	97

(1)	SunGard received approximately $12 million in proceeds related to a bankruptcy claim assigned and sold to a third party in the third quarter of 2013. The claim related to a FS customer that filed for Chapter 11 bankruptcy in January 2013. The amount of the claim represented previously reserved revenue, which now has been recognized, and a termination charge related to the customer contract.
(2)	Includes amortization of capitalized software.
(3)	Includes $27 million, $2 million and $1 million of severance in FS, PS&E and corporate, respectively. Also includes $12 million of lease exit costs in FS.
(4)	Includes $13 million and $1 million of severance in FS and corporate, respectively. Also includes $3 million of lease exit costs in FS.
(5)	Includes $22 million and $1 million of severance in FS and PS&E, respectively. Also includes $4 million of lease exit costs in FS.
(6)	Includes items that are eliminated in consolidation, trade name, deferred income taxes and the assets of the Company’s assets of discontinued operations.

Geographic Presence

The Company transacts business and has operations globally. The Company’s revenue by customer location follows (in millions):

	Year ended December 31,
	2012	2013	2014
United States	$1,733	$1,685	$1,712
International:
United Kingdom	171	170	182
Continental Europe	466	453	428
Asia/Pacific	253	261	280
Canada	89	85	90
Other	96	107	117

Subtotal—International	1,075	1,076	1,097

Total	$2,808	$2,761	$2,809

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2013	December 31, 2014
United States	$92	$99
International:
United Kingdom	16	16
Continental Europe	17	15
Canada	1	—
Asia/Pacific	23	19
Other	3	3

Total	$152	$152

15. Related Party Transactions:

Sponsor Transactions

SunGard is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to SunGard and the Parent Companies. These services include financial, managerial and operational advice and implementation strategies for improving the operating, marketing and financial performance of SunGard and its subsidiaries. In March 2014, the Company and the Sponsors amended the management agreement to increase the management fee from 1% to 1.1% of quarterly Adjusted EBITDA for five of seven Sponsors and fixed payments of $50,000 per quarter for each of the two remaining Sponsors. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and goodwill and trade name impairments, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, which is consistent with the Credit Agreement. Management fees are payable quarterly in arrears. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change in control transactions. For the years ended December 31, 2012, 2013 and 2014, SunGard recorded $9 million, $8 million and $9 million, respectively, relating to management fees in continuing operations in the statement of comprehensive income, of which $4 million and $3 million is included in other accrued expenses at December 31, 2013 and 2014, respectively. In addition, for the years ended December 31, 2012 and 2013, SunGard recorded $23 million and $4 million, respectively, relating to management fees in discontinued operations in the statement of comprehensive income (loss).

During 2012, Goldman Sachs & Co. and/or its respective affiliates received fees in connection with the March 2012 amendment and restatement of SunGard’s Credit Agreement, November 2012 Senior Subordinated Notes issuance and December 2012 amendment and restatement of SunGard’s Credit Agreement. In connection with these transactions, Goldman Sachs & Co. was paid approximately $3 million.

During 2013 and 2014, Goldman Sachs & Co. and/or its respective affiliates received fees of approximately $1 million and less than $1 million, respectively, in connection with the March 2013 and February 2014 amendments of SunGard’s Credit Agreement.

In addition to the amounts above, on March 31, 2014 the Company recorded approximately $15 million of management fees, which is included in income (loss) from discontinued operations, as provided in the Management Agreement for services rendered in connection with the issuance of the $1.025 billion SpinCo Term Loan and $425 million of SpinCo Notes. Also during the first quarter of 2014, the Company recorded approximately $1 million of management fees which is included in income (loss) from discontinued operations resulting from the sale of two FS businesses.

AS Transactions

In connection with the AS Split-Off, the following agreements, among others, were entered into on March 31, 2014:

(i) a Trademark License Agreement (the “Trademark License Agreement”) between a wholly-owned subsidiary of SunGard that owns the trademark “SunGard” and SpinCo. The Trademark License Agreement sets forth the terms under which SpinCo and its affiliates are permitted to use the mark “SUNGARD AVAILABILITY SERVICES.” During the first two years following the AS Split-Off, the use of the licensed mark is royalty free. In years 3 through 5, SpinCo will pay a royalty payment of 0.30% of their worldwide revenue, subject to certain exceptions. In years 6 and 7, the royalty will be reduced to 0.15% and 0.075%, respectively. Following year 7, SpinCo will have a perpetual, royalty-free license to use the mark going forward assuming they maintain compliance with the Trademark License Agreement;

(ii) a Transition Services Agreement (“TSA”) whereby SunGard agreed to provide certain transitional and administrative support services, including employee benefits services, to AS and AS agreed to provide transitional and administrative support services to SunGard generally for up to twelve months. At December 31, 2014, the Company had recorded approximately $2 million of accounts receivable from AS under the TSA;

(iii) a Global Master Services Agreement (“GMSA”) replaced the existing agreements under which AS provides certain availability services, managed services, and recovery services to SunGard. SunGard agreed to spend a minimum of approximately $66 million under the GMSA for the period from the AS Split-Off through March 31, 2016. For the nine months ended December 31, 2014, the Company incurred expenses of $25 million for services provided under the GMSA, substantially all of which is included in cost of sales and direct operating expenses in the consolidated statement of comprehensive income (loss). At December 31, 2014, the Company had recorded approximately $1 million of accounts receivable, $4 million of accounts payable, and a $1 million prepaid maintenance contract related to AS under the GMSA; and

(iv) a Tax Sharing and Disaffiliation Agreement (the “Agreement”) between the Company and SpinCo. Pursuant to the Agreement, the parties allocated responsibility for U.S. federal, state and local, and foreign income and other taxes relating to taxable periods before and after the AS Split-Off, and provided for computation and apportionment of tax liabilities and tax benefits between the parties. AS is generally responsible for all taxes attributable to the AS business for periods subsequent to the AS Split-Off and non-income related taxes attributable to the AS business for any taxable period before and after the date of the AS Split-Off. The Company retains responsibility for U.S. federal, state and local, and foreign income taxes for periods ending on or before the date of the AS Split-Off and has recorded a related $3 million liability payable to AS at December 31, 2014.

In addition, during the nine months ended December 31, 2014, AS purchased certain data center outsourcing services and treasury products from FS, for which FS recognized approximately $2 million of revenue.

16. Commitments, Contingencies and Guarantees:

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were a combined $10 million of restoration liabilities included in accrued expenses and other long term liabilities at December 31, 2014.

Future minimum rentals and sublease income under operating leases with initial or remaining non-cancelable lease terms in excess of one year for continuing operations at December 31, 2014 follow (in millions):

	Future minimum rentals	Future minimum sublease rental income
2015	$62	$5
2016	56	5
2017	45	5
2018	33	4
2019	14	—
Thereafter	21	—

	$231	$19

Rent expense from continuing operations aggregated to $69 million in 2012, $62 million in 2013 and $58 million in 2014. Sublease income was $3 million, $5 million and $6 million in 2012, 2013 and 2014, respectively. At December 31, 2014, the Company had unconditional purchase obligations of approximately $123 million which includes the amounts due under the GMSA (see Note 15) and $19 million of outstanding letters of credit and bid bonds issued primarily as security for performance under certain customer contracts.

In the event that the management agreement described in Note 15 is terminated by the Sponsors (or their affiliates) or SunGard and its Parent Companies, the Sponsors (or their affiliates) will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors (or their affiliates) or SunGard and its Parent Companies provide notice to the other. The initial ten year term expires August 11, 2015.

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

The Company has had patent infringement lawsuits filed against it or certain of its customers claiming that certain of its products infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or limitations on the Company’s ability to offer certain features, functionalities, products, or services, and may also cause the

Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. Also, certain agreements with previously owned businesses of the Company require indemnification to the new owners for certain matters as part of the sale of those businesses. At December 31, 2014, the Company does not have any significant accruals related to patent indemnification or infringement claims.

The Company evaluates, on a regular basis, developments in its legal matters. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.

With respect to any current legal proceedings or claims pending against the Company for which it has not made an accrual, but for which it is reasonably possible that a loss may occur, the Company is unable to estimate a range of loss due to various reasons, including, among others: (1) that the proceedings are in early stages, (2) that there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) that there are significant factual issues to be resolved, and (4) that there are novel legal issues presented. Such legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. Based on current knowledge, the Company believes that the final outcome of the matters discussed above will not, individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. While the Company intends to vigorously defend these matters, in light of the uncertainties involved in such matters, there exists the possibility of adverse outcomes, and the final outcome of a particular matter could have a material adverse effect on results of operations or cash flows in a particular period.

The Company has recorded a reserve for unrecognized tax benefits and related accrued interest for certain matters. Also, the Company is under examination in various federal, state and local and foreign jurisdictions related to income and non-income tax matters. Based on current knowledge, the Company believes that resolution of these matters, giving recognition to the reserve for unrecognized tax benefits, will not have a materially adverse impact on its business, consolidated financial position, results of operations or cash flows.

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) and nine other states are currently conducting a joint examination of the books and records of certain wholly owned subsidiaries of the Company to determine compliance with the unclaimed property laws. Additionally, the Company has entered into voluntary disclosure agreements to address the potential unclaimed property exposure for certain entities not included in the scope of the ongoing unclaimed property examination. The potential exposure related to the examination and the voluntary disclosure programs is not currently determinable.

17. Quarterly Financial Data (unaudited):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2013
Revenue	$639		$672		$678		$772
Gross profit (excluding items described in Note 1) (1)	372		414		427		503
Income (loss) before income taxes (SCC)	(52)		10	(2)	29	(2)(3)	84	(2)
Income (loss) before income taxes (SunGard and SCCII)	(52)		10	(2)	29	(2)(3)	85	(2)
Income (loss) from continuing operations (SCC)	(35)		5	(2)	22	(2)(3)	53	(2)
Income (loss) from continuing operations (SunGard and SCCII)	(35)		5	(2)	22	(2)(3)	54	(2)
Income (loss) from discontinued operations	(12)		10		1		18
Net income (loss) (SCC)	(47)		15	(2)	23	(2)(3)	71	(2)
Net income (loss) (SunGard and SCCII)	(47)		15	(2)	23	(2)(3)	72	(2)
Net income (loss) attributable to SCC	(72)		(32	)(2)	(26	)(2)(3)	23	(2)
2014
Revenue	$653		$673		$691		$792
Gross profit (excluding items described in Note 1) (1)	384		400		411		516
Income (loss) before income taxes (SCC and SCCII)	(424	)(4)	5		22	(5)	132
Income (loss) before income taxes (SunGard)	(424	)(4)	5		22	(5)	133
Income (loss) from continuing operations (SCC and SCCII)	(323	)(4)	3		11	(5)	101
Income (loss) from continuing operations (SunGard)	(323	)(4)	3		11	(5)	102
Income (loss) from discontinued operations (SCC and SCCII)	(17)		—		—		3
Income (loss) from discontinued operations (SunGard)	(17)		—		—		—
Net income (loss) (SCC and SCCII)	(340	)(4)	3		11	(5)	104
Net income (loss) (SunGard)	(340	)(4)	3		11	(5)	102
Net income (loss) attributable to SCC	(390	)(4)	(37)		(31	)(5)	62

(1)	Gross profit equals revenue less cost of sales and direct operating expenses.
(2)	During the second quarter of 2013, the Company completed a review of its accounting practices related to vacation pay obligations. In countries where the vacation policy stipulated that vacation days earned in the current year must be used in that same year, the Company adjusted its quarterly estimate of accrued vacation costs to better match expense recognition with amounts payable to employees when leaving the Company. The impact of the change in estimate was an aggregate decrease to costs and expenses of $10 million in the quarter ended June 30, 2013. The impact of this change was negligible for the full year since the balance would have naturally reversed, with a substantial majority of that reversal occurring during the fourth quarter.
(3)	SunGard received approximately $12 million in proceeds related to a bankruptcy claim assigned and sold to a third party in the third quarter of 2013. The claim related to an FS customer that filed for Chapter 11 bankruptcy in January 2013. The amount of the claim represented previously reserved revenue, which now has been recognized, and a termination charge related to the customer contract.
(4)	Includes a $339 million impairment charge of the trade name asset (see Note 1 of Notes to Consolidated Financial Statements) and a $61 million loss on extinguishment of debt (see Note 5 of Notes to Consolidated Financial Statements).
(5)	During the three months ended September 30, 2014, the Company recorded a $17 million severance charge related to a workforce reduction plan to reduce headcount by approximately 3% of the total workforce.

All of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were split-off on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in both the Consolidated Statements of Comprehensive Income (Loss) and the rollforwards of stockholders’ equity included in the notes to the condensed consolidated financial statements in each of the Quarterly Reports. However, the inclusion of this item in the 2014 Statements of Comprehensive Income (Loss) was not appropriate since it relates to the distribution of the AS businesses to our owners and should have been excluded from the 2014 Other

Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for each period. These revisions will also be reflected in the Company’s 2015 quarterly filings.

The following table presents the amounts as originally reported and as revised for each of SCC, SCCII and SunGard (in millions):

	Three Months Ended March 31, 2014		Six Months Ended June 30, 2014		Nine Months Ended September 30, 2014
	As reported	As revised	As reported	As revised	As reported	As revised
Other Comprehensive Income (Loss)	$(57)	$25	$(63)	$19	$(110)	$(35)
Comprehensive Income (Loss)	(397)	(315)	(400)	(318)	(436)	(361)
Comprehensive Income (Loss) attributable to SunGard Capital Corp. (SCC only)	(447)	(365)	(490)	(408)	(568)	(493)

18. Supplemental Cash Flow Information:

Supplemental cash flow information for 2012, 2013 and 2014 follows (in millions):

	Year ended December 31,
	2012	2013	2014
Supplemental information:

Acquired businesses:
Property and equipment	$—	$—	$—
Software products	12	1	3
Customer base	12	—	1
Goodwill	28	1	—
Other assets	1	—	—
Deferred income taxes	(3)	—	—
Purchase price obligations and debt assumed	1	—	—
Net current assets (liabilities) assumed	(11)	—	—

Cash paid for acquired businesses, net of cash acquired of $2 million and $- million and $- million, respectively	$40	$2	$4

19. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2013 and 2014, and for the years ended December 31, 2012, 2013 and 2014 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5.

	Supplemental Condensed Consolidating Balance Sheet December 31, 2013
(in millions)	Parent Company		Guarantor Subsidiaries (c)		Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$403		$4		$268	$—		$675
Intercompany balances	—		3,078		715	(3,793)		—
Trade receivables, net	7		399	(a)	251	—		657
Prepaid expenses, taxes and other current assets	1,455	(b)	39		46	(1,417	)(b)	123
Assets of discontinued operations	18		1,719		790	(11)		2,516

Total current assets	1,883		5,239		2,070	(5,221)		3,971
Property and equipment, net	—		88		64	—		152
Intangible assets, net	105		1,427		291	—		1,823
Deferred income taxes	30		—		—	(30)		—
Intercompany balances	220		5		98	(323)		—
Goodwill	—		3,097		731	—		3,828
Investment in subsidiaries	8,826		2,081		—	(10,907)		—

Total Assets	$11,064		$11,937		$3,254	$(16,481)		$9,774

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$286		$—		$4	$—		$290
Intercompany balances	3,793		—		—	(3,793)		—
Accounts payable and other current liabilities	71		1,917	(b)	438	(1,417	)(b)	1,009
Liabilities of discontinued operations	—		565		245	(11)		799

Total current liabilities	4,150		2,482		687	(5,221)		2,098
Long-term debt	5,894		—		200	—		6,094
Intercompany debt	103		—		220	(323)		—
Deferred and other income taxes	96		622		51	(30)		739
Other liabilities	—		7		15	—		22

Total liabilities	10,243		3,111		1,173	(5,574)		8,953

Total stockholder’s equity	821		8,826		2,081	(10,907)		821

Total Liabilities and Stockholder’s Equity	$11,064		$11,937		$3,254	$(16,481)		$9,774

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
(b)	The Company pushes down tax liabilities associated with the consolidated and combined filings in U.S. federal, state and local jursidictions from the Parent Company to its Gurantor Subsidiaries. As these intercompany balances have not been historically settled, this entry eliminates the accumulated Parent Company income tax receivable balance with Gurantor Subisidiaries’ income tax liability balance.
(c)	The Supplemental Condensed Consolidating Balance Sheet for the Guarantor Subsidiaries for December 31, 2013 has been revised to present investment in subsidiaries related to discontinued operations within the investment in subsidiary caption. The portion of the Guarantor’s investment in subsidiary which related to discontinued operations had previously been presented separately in the assets of discontinued operations caption. While these revisions have no impact on the previously reported total assets of the Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Guarantor Subsidiaries, assets of discontinued operations changed from $1,810 million to $1,719 million; total current assets changed from $5,330 million to $5,239 million; and investment in subsidiaries changed from $1,990 million to $2,081 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Balance Sheet for any period.

	Supplemental Condensed Consolidating Balance Sheet December 31, 2014
(in millions)	Parent Company		Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current:
Cash and cash equivalents	$202		$1		$244	$—		$447
Intercompany balances	—		3,049		500	(3,549)		—
Trade receivables, net	1		446	(a)	239	—		686
Prepaid expenses, taxes and other current assets	32	(b)	43		39	(2	)(b)	112

Total current assets	235		3,539		1,022	(3,551)		1,245
Property and equipment, net	—		94		58	—		152
Intangible assets, net	68		348		262	—		678
Trade name	—		672		—	—		672
Deferred income taxes	69		—		—	(69)		—
Intercompany balances	194		8		154	(356)		—
Goodwill	—		3,099		661	—		3,760
Investment in subsidiaries	8,039		1,366		—	(9,405)		—

Total Assets	$8,605		$9,126		$2,157	$(13,381)		$6,507

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—		$—		$—	$—		$—
Intercompany balances	3,549		—		—	(3,549)		—
Accounts payable and other current liabilities	59		510	(b)	427	(2	)(b)	994

Total current liabilities	3,608		510		427	(3,551)		994
Long-term debt	4,529		—		140	—		4,669
Intercompany debt	162		—		194	(356)		—
Deferred and other income taxes	101		559		17	(69)		608
Other liabilities	—		18		13	—		31

Total liabilities	8,400		1,087		791	(3,976)		6,302

Total stockholder’s equity	205		8,039		1,366	(9,405)		205

Total Liabilities and Stockholder’s Equity	$8,605		$9,126		$2,157	$(13,381)		$6,507

(a)	This balance is primarily comprised of a receivable from the Company’s Accounts Receivable Financing subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	The Company pushed down tax liabilities associated with the consolidated and combined filings in U.S. federal, state, and local jurisdictions. During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income Year Ended December 31, 2012
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,936	$1,256	$(384)	$2,808

Costs and expenses:
Cost of sales and administrative expenses	69	1,430	1,032	(384)	2,147
Depreciation and amortization	—	63	33	—	96
Amortization of acquisition-related intangible assets	1	165	51	—	217

Total costs and expenses	70	1,658	1,116	(384)	2,460

Operating income (loss)	(70)	278	140	—	348
Net interest income (expense)	(331)	—	(28)	—	(359)
Equity in earnings of unconsolidated subsidiary	71	132	—	(203)	—
Other income (expense)	(82)	(1)	2	—	(81)

Income (loss) from continuing operations before income taxes	(412)	409	114	(203)	(92)
Benefit from (provision for) income taxes	156	(96)	(11)	—	49

Income (loss) from continuing operations	(256)	313	103	(203)	(43)
Income (loss) from discontinued operations, net of tax	190	(242)	29	—	(23)

Net income (loss)	$(66)	$71	$132	$(203)	$(66)

Comprehensive income (loss)	$(23)	$100	$157	$(257)	$(23)

	Supplemental Condensed Consolidating Schedule of Comprehensive Income Year Ended December 31, 2013
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,908	$1,258	$(405)	$2,761

Costs and expenses:
Cost of sales and administrative expenses	77	1,401	997	(405)	2,070
Depreciation and amortization	—	67	37	—	104
Amortization of acquisition-related intangible assets	1	134	47	—	182

Total costs and expenses	78	1,602	1,081	(405)	2,356

Operating income (loss)	(78)	306	177	—	405
Net interest income (expense)	(300)	—	(25)	—	(325)
Equity in earnings of unconsolidated subsidiary	376	149	—	(525)	—
Other income (expense)	(6)	—	(2)	—	(8)

Income (loss) from continuing operations before income taxes	(8)	455	150	(525)	72
Benefit from (provision for) income taxes	120	(96)	(50)	—	(26)

Income (loss) from continuing operations	112	359	100	(525)	46
Income (loss) from discontinued operations, net of tax	(49)	17	49	—	17

Net income (loss)	$63	$376	$149	$(525)	$63

Comprehensive income (loss)	$82	$386	$163	$(549)	$82

	Supplemental Condensed Consolidating Schedule of Comprehensive Income Year Ended December 31, 2014
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,000	$1,265	$(456)	$2,809

Costs and expenses:
Cost of sales and administrative expenses	85	1,491	1,020	(456)	2,140
Depreciation and amortization	—	66	41	—	107
Amortization of acquisition-related intangible assets	—	92	44	—	136
Trade name impairment charge	—	339	—	—	339

Total costs and expenses	85	1,988	1,105	(456)	2,722

Operating income (loss)	(85)	12	160	—	87
Net interest income (expense)	(272)	(1)	(17)	—	(290)
Loss on extinguishment of debt	(61)	—	—	—	(61)
Equity in earnings of unconsolidated subsidiary	96	100	—	(196)	—

Income (loss) from continuing operations before income taxes	(322)	111	143	(196)	(264)
Benefit from (provision for) income taxes	126	(22)	(47)	—	57

Income (loss) from continuing operations	(196)	89	96	(196)	(207)
Income (loss) from discontinued operations, net of tax	(28)	7	4	—	(17)

Net income (loss)	$(224)	$96	$100	$(196)	$(224)

Comprehensive income (loss)	$(297)	$47	$48	$(95)	$(297)

As discussed in Note 17, all of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were split-off on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in the 2014 Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss). However, the inclusion of this item was not appropriate since it relates to the distribution of the AS businesses to our owners and should have been excluded from the 2014 Other Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for each period. These revisions will also be reflected in the Company’s 2015 quarterly filings.

	Three Months Ended March 31, 2014		Six Months Ended June 30, 2014		Nine Months Ended September 30, 2014
	As originally reported	As revised	As originally reported	As revised	As originally reported	As revised
Comprehensive Income- Parent	$(397)	$(315)	$(400)	$(318)	$(436)	$(361)
Comprehensive Income- Guarantor	(259)	(226)	(191)	(158)	(151)	(118)
Comprehensive Income- Non-Guarantor	(23)	26	9	58	(26)	23
Comprehensive Income-Eliminations	282	200	182	100	177	95

	Supplemental Condensed Consolidating Schedule of Cash Flows Year Ended December 31, 2012
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(66)	$71	$132	$(203)	$(66)
Income (loss) from discontinued operations	190	(242)	29	—	(23)

Income (loss) from continuing operations	(256)	313	103	(203)	(43)
Non cash adjustments	61	77	65	203	406
Changes in operating assets and liabilities	(192)	122	(6)	—	(76)

Cash flow from (used in) continuing operations	(387)	512	162	—	287
Cash flow from (used in) discontinued operations	(476)	321	112	—	(43)

Cash flow (from (used in) operations (b) (c)	(863)	833	274	—	244

Investment activities:
Intercompany transactions (a)	2,432	(373)	(288)	(1,771)	—
Cash paid for property and equipment and software	—	(31)	(9)	—	(40)
Cash paid for property and equipment and software	—	(67)	(30)	—	(97)
Other investing activities	(1)	1	1	—	1

Cash provided by (used in) continuing operations	2,431	(470)	(326)	(1,771)	(136)
Cash provided by (used in) discontinued operations	208	1,422	(33)	—	1,597

Cash provided by (used in) investment activities	2,639	952	(359)	(1,771)	1,461

Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Net repayments of long-term debt	(1,277)	(1)	50	—	(1,228)
Premium paid to retire debt	(48)	—	—	—	(48)
Dividends paid	(724)	—	—	—	(724)
Other financing activities	(36)	—	—	—	(36)

Cash provided by (used in) continuing operations	(2,085)	(1,772)	50	1,771	(2,036)
Cash provided by (used in) discontinued operations	—	(1)	(2)	—	(3)

Cash provided by (used in) financing activities	(2,085)	(1,773)	48	1,771	(2,039)

Effect of exchange rate changes on cash	—	—	7	—	7

Increase (decrease) in cash and cash equivalents	(309)	12	(30)	—	(327)
Beginning cash and cash equivalents (d)	529	(15)	359	—	873

Ending cash and cash equivalents (d)	$220	$(3)	$329	$—	$546

(a)

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
(b)	The Supplemental Condensed Consolidating Schedule of Cash Flows for the year ended December 31, 2012 has been revised to correct the presentation of taxes paid and related intercompany transactions for the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. While these revisions had no impact on the previously reported total cash flows of the Parent Company, Guarantor Subsidiaries or Non-Guarantor Subsidiaries, the corrections resulted in the following changes to previously reported amounts: For the Parent Company, cash flow from (used in) operations changed from $(881) million to $(863) million and cash provided by (used in) investment activities changed from $2,657 million to $2,639 million. For the Guarantor Subsidiaries, cash flow from (used in) operations changed from $847 million to $833 million and cash provided by (used in) investment activities changed from $938 million to $952 million. For the Non-Guarantor Subsidiaries, cash flow from (used in) operations changed from $278 million to $274 million and cash provided by (used in) investment activities changed from $(363) million to $(359) million. These revisions had no impact on the consolidated financial statements of the Company, the Supplemental Condensed Consolidating Balance Sheet, or the Supplemental Condensed Consolidating Schedule of Comprehensive Income.
(c)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the year ended December 31, 2012, the Parent Company allocated approximately $191 million of tax liabilities to its Guarantor Subsidiaries.
(d)	Includes cash of discontinued operations.

	Supplemental Condensed Consolidating Schedule of Cash Flows Year Ended December 31, 2013
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$63	$376	$149	$(525)	$63
Income (loss) from discontinued operations	(49)	17	49	—	17

Income (loss) from continuing operations	112	359	100	(525)	46
Non cash adjustments	(304)	39	84	525	344
Changes in operating assets and liabilities	(104)	121	15	—	32

Cash flow from (used in) continuing operations	(296)	519	199	—	422
Cash flow from (used in) discontinued operations	(97)	289	132	—	324

Cash flow from (used in) operations (b)	(393)	808	331	—	746

Investment activities:
Intercompany transactions (a)	667	(262)	(53)	(352)	—
Cash paid for acquired businesses, net of cash acquired	—	(2)	—	—	(2)
Cash paid for property and equipment and software	—	(73)	(38)	—	(111)
Other investing activities	—	—	1	—	1

Cash provided by (used in) continuing operations	667	(337)	(90)	(352)	(112)
Cash provided by (used in) discontinued operations	183	(289)	(40)	—	(146)

Cash provided by (used in) investment activities	850	(626)	(130)	(352)	(258)

Financing activities:
Intercompany dividends	—	(120)	(120)	240	—
Net repayments of long-term debt	(253)	—	(51)	—	(304)
Dividends paid	(3)	—	—	—	(3)
Other financing activities	(18)	—	—	—	(18)

Cash provided by (used in) continuing operations	(274)	(120)	(171)	240	(325)
Cash provided by (used in) discontinued operations	—	(57)	(57)	112	(2)

Cash provided by (used in) financing activities	(274)	(177)	(228)	352	(327)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	183	5	(28)	—	160
Beginning cash and cash equivalents (c)	220	(3)	329	—	546

Ending cash and cash equivalents (c)	$403	$2	$301	$—	$706

(a)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital.
(b)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the year ended December 31, 2013, the Parent Company allocated approximately $164 million of tax liabilities to its Guarantor Subsidiaries
(c)	Includes cash of discontinued operations.

	Supplemental Condensed Consolidating Schedule of Cash Flows Year Ended December 31, 2014
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(224)	$96	$100	$(196)	$(224)
Income (loss) from discontinued operations	(28)	7	4	—	(17)

Income (loss) from continuing operations	(196)	89	96	(196)	(207)
Non cash adjustments	19	302	81	196	598
Changes in operating assets and liabilities	(124)	85	(20)	—	(59)

Cash flow from (used in) continuing operations	(301)	476	157	—	332
Cash flow from (used in) discontinued operations	(44)	52	25	—	33

Cash flow from (used in) operations (a)	(345)	528	182	—	365

Investment activities:
Intercompany transactions (c)	396	(249)	5	(152)	—
Cash paid for acquired businesses, net of cash acquired	—	(4)	—	—	(4)
Cash paid for property and equipment and software	(2)	(89)	(52)	—	(143)
Other investing activities	—	—	—	—	—

Cash provided by (used in) continuing operations	394	(342)	(47)	(152)	(147)
Cash provided by (used in) discontinued operations	1,041	(41)	(993)	—	7

Cash provided by (used in) investment activities	1,435	(383)	(1,040)	(152)	(140)

Financing activities:
Intercompany dividends	—	(66)	(66)	132	—
Intercompany debt borrowings (repayments)	—	—	(20)	20	—
Net repayments of long-term debt	(1,269)	—	(64)	—	(1,333)
Other financing activities	(22)	—	—	—	(22)

Cash provided by (used in) continuing operations	(1,291)	(66)	(150)	152	(1,355)
Cash provided by (used in) discontinued operations	—	(80)	967	—	887

Cash provided by (used in) financing activities	(1,291)	(146)	817	152	(468)

Effect of exchange rate changes on cash	—	—	(16)	—	(16)

Increase (decrease) in cash and cash equivalents	(201)	(1)	(57)	—	(259)
Beginning cash and cash equivalents (b)	403	2	301	—	706

Ending cash and cash equivalents	$202	$1	$244	$—	$447

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries.

During 2014, the Parent Company allocated approximately $145 million of tax liabilities to its Guarantor Subsidiaries. During the first quarter of 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion. Therefore, these transactions are not reflected in the Condensed Consolidating Statement of Cash Flows presented above.

(b)	Includes cash of discontinued operations.

(c)	In the fourth quarter of 2014, the Company went through a process to dissolve or merge eight legal entities. As a result, approximately $179 million of intercompany balances between the Parent and Non-Guarantor were settled through non-cash transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (the “Companies”) financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an assessment of the Companies’ internal control over financial reporting as of December 31, 2014 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The effectiveness of the Companies’ internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports with respect to the Company which appear herein.

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

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Because of the broad definition of “affiliate” in Rule 12b-2 of the Securities Exchange Act of 1934, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that an affiliate of one of our Sponsors, The Blackstone Group L.P., has included information in its Annual Report on Form 10-K, as required by Section 13(r) of the Exchange Act, regarding activities of its portfolio companies. These disclosures are reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in that filing. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position with SunGard Data Systems Inc.
Executive Officers
Christopher P. Breakiron	48	Vice President and Chief Accounting Officer
Marianne C. Brown	56	Chief Operating Officer, Financial Systems
Patricia K. Cassidy	49	Senior Vice President—Human Resources and Chief Human Resources Officer
Vincent R. Coppola	58	Senior Vice President, Global Business Services and Technology
Russell P. Fradin	59	President, Chief Executive Officer and Director
Kevin J. McCurry	47	Senior Vice President—Corporate Development and Strategy
Charles J. Neral	56	Senior Vice President—Finance and Chief Financial Officer
Victoria E. Silbey	51	Senior Vice President—Legal and Chief Legal Officer
Brian A. Traquair	58	Executive Vice President, Financial Systems

Directors
Glenn H. Hutchins	59	Chairman of the Board of Directors
David L. Johnson	61	Director
Ian K. Loring	48	Director
John W. Marren	52	Director
Sanjeev K. Mehra	56	Director
R. Davis Noell	36	Director
John I. Park	32	Director

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

Ms. Brown has been Chief Operating Officer, Financial Systems since February 2014. Prior to joining SunGard, she was president and CEO of Omgeo, a global financial services technology company, from 2006 to February 2014, and before that, from 2005 to 2006, she was the CEO of the Securities Industry Automation Corporation (SIAC), a subsidiary of the NYSE Euronext Group. From 1978 to 2005, Ms. Brown held positions of increasing responsibility in various areas at Automatic Data Processing, Inc. (ADP), a provider of benefits and payroll processing services, culminating in her role as general manager of ADP’s Brokerage Processing Services business, which was subsequently spun off to become Broadridge Financial Solutions. Ms. Brown currently serves on the Board of Directors of Northrop Grumman Corporation.

Ms. Cassidy became Senior Vice President and Chief Human Resources Officer effective February 11, 2015 and was the head of Human Resources for FS North America from 2007 to 2015 and the global head of Human Resources for the Capital Markets organization from 2011 to 2015. From 2005 to 2007, Ms. Cassidy held various human resources positions with us. Prior to joining SunGard, from 1995 to 2005, Ms. Cassidy held human resources roles of increasing responsibility for DecisionOne Corporation (previously Bell Atlantic Business System Services), including vice president of Human Resources from 2003 to 2005.

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

Mr. Hutchins has been Chairman of the Boards of Directors since 2005. Mr. Hutchins is a co-founder of Silver Lake, a technology investment firm that was established in 1999, was Co-Chief Executive Officer until 2011 and was Managing Director from 1999 to 2012. Mr. Hutchins is also a director of the Federal Reserve Bank of New York, Vice Chairman of the Brookings Institution and a Director of the Harvard Management Company, which is responsible for the University’s endowment. Previously, Mr. Hutchins served as a Special Advisor in the White House on economic and health-care policy from 1993 to 1994 and as Senior Advisor on the transition of the Administration from 1992 to 1993. Mr. Hutchins serves on the Board of Directors of AT&T and Nasdaq OMX.

Mr. Johnson has been a director since May 22, 2014. Mr. Johnson is a Senior Managing Director in the Private Equity Group of The Blackstone Group, which he joined in 2013. Before joining Blackstone,

Mr. Johnson was Senior Vice President of Strategy at Dell Corporation from 2009 to 2013, where he was responsible for corporate strategy, corporate development and acquisition integration. From 1981 to 2009, Mr. Johnson held a number of positions, including Vice President of Corporate Development, at International Business Machines Corporation. Mr. Johnson currently serves on the Board of Directors of Accuvant, Inc. and Pactera Technology International Ltd.

Mr. Loring has been a director since July 16, 2014. Mr. Loring joined Bain Capital in 1996. He was promoted to Managing Director in 2000. Prior to joining Bain Capital, Mr. Loring was a Vice President at Berkshire Partners, where he worked in the specialty manufacturing, technology, and retail industries. Previously, Mr. Loring worked in the Corporate Finance department at Drexel Burnham Lambert. Mr. Loring currently serves on the Boards of Directors of BMC Software, iHeartMedia, Inc, The Weather Channel, NXP Semiconductors N.V., Denon & Marantz and Viewpoint. Mr. Loring previously served as a member of the Boards of Directors of Warner Music Group Corp. and SMTC Corporation.

Mr. Marren has been a Director since 2005. Mr. Marren joined TPG Capital, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. Mr. Marren currently serves on the Boards of Directors of Avaya Inc. and Freescale Semiconductor Inc. and previously served on the Boards of Directors of Alltel Corporation, Conexant Systems Inc., MEMC Electronic Materials, Inc. and ON Semiconductor Corporation.

Mr. Mehra has been a Director since 2005. Mr. Mehra serves as vice chairman of the global private equity business and has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He currently serves on the Boards of Directors of ARAMARK Corporation, Interline Brands Inc., Max India Limited, Neovia Logistics Holding, Ltd., Sigma Electric and TVS Logistics Services Limited, and previously served on the Board of Directors of Burger King Holdings, Inc., First Aviation Services, Inc., Hawker Beechcraft, Inc, and KAR Auction Services, Inc.

Mr. Noell has been a Director since 2012. Mr. Noell is a Managing Director of Providence Equity L.L.C., an affiliate of the Providence Equity Funds. Prior to joining Providence in 2003, Mr. Noell was an analyst in Deutsche Bank’s media investment banking group. Mr. Noell currently serves on the Boards of Directors of Altegrity Inc., The Chernin Group, LLC, and World Triathlon Corporation, and previously served on the Board of Directors of eTelecare Global Solutions, Inc., GLM LLC and Stream Global Services, Inc.

Mr. Park has been a director since March 31, 2014. Mr. Park joined KKR in 2013 and is a member of the Technology Industry team. Prior to joining KKR, Mr. Park was with Apax Partners, a private equity investment group, from 2006 to 2013, where he focused on investments in technology, and before then he was a member of the mergers & acquisitions practice at Morgan Stanley from 2004 to 2006. Mr. Park currently serves on the Board of Directors of GoDaddy Inc.

The Second Amended and Restated Stockholders Agreement dated March 31, 2014, by and among the four parent companies, SunGard, the Sponsors and other stockholders, provides each Sponsor the right to nominate one director and to require each Sponsor to vote its shares to elect each Sponsor-designated nominee.

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

On March 31, 2014, James H. Greene, Jr. resigned as a director on the Boards, and John Park was elected to serve on the Boards. Mr. Park was designated by certain funds associated with KKR. Mr. Park will not serve on any committee of the Boards.

On May 22, 2014, Martin Brand resigned as a director on the Boards, and David L. Johnson was elected to serve on the Boards. Mr. Johnson was designated by certain funds associated with The Blackstone Group. Mr. Johnson will serve on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Boards.

On July 16, 2014, Christopher Gordon resigned as a director on the Boards, and Ian K. Loring was elected to serve on the Boards. Mr. Loring was designated by certain funds associated with Bain Capital Partners. Mr. Loring will not serve on any committee of the Boards.

The Boards have determined that Mr. Marren qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the SEC. Mr. Marren may not be considered an independent director because of his affiliation with TPG, the affiliated funds of which hold a 13.52% equity interest in our Parent Companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that all reportable transaction were reported, the Company believes that all Section 16(a) filing requirements were timely met during 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2014 to Russell P. Fradin, our President and Chief Executive Officer (our “CEO”), Charles J. Neral, our Senior Vice President-Finance and Chief Financial Officer, and Marianne Brown, Kevin J. McCurry and Brian A. Traquair, our three other most highly compensated executive officers in 2014. Collectively, we refer to these five executive officers as our “named executives” for 2014.

The primary focus of our compensation philosophy is to pay for performance. We believe our programs are effectively designed, align well with the interests of our stockholders and are instrumental to achieving our business strategy.

Highlighted below are some of the key aspects and decisions with respect to our executive compensation programs for fiscal 2014, as approved by the Compensation Committee:

•	Our executive compensation is tightly linked with performance.

•	The Compensation Committee approved executive incentive compensation (“EIC”) plans by which the named executives were eligible to earn cash incentive compensation based upon achievement of specific financial objectives for 2014 that were designed to challenge the named executives to perform highly. In 2014, EIC plans for the named executives included Adjusted EBITDA, revenue and sales targets as well as individual objectives in order to bring focus to both growth and planning for the future.

•	Individual EIC bonuses were capped at 2.0 times the target EIC bonus for our senior executives.

•	To further align the equity incentives of our executives with the interests of our stockholders, the Compensation Committee approved annual grants of restricted stock unit awards with the performance measure based on growth in the Company’s stock price over a three-year period.

•	We evaluated risks associated with our compensation programs. As described below under the “Risk Considerations in Our Compensation Programs,” we concluded that our compensation policies and practices for 2014 did not create risks that were reasonably likely to have a material adverse effect on the Company.

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

Our compensation program for senior executives, including the named executives, is designed to reward the executives based on Company and individual performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., “pay for performance.” Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program. When making compensation decisions for the named executives, we consider each individual’s contributions to our overall results, our operating and financial performance compared with the targeted goals, and our size and complexity compared with companies in our compensation peer group.

Elements of Our Executive Compensation Program

In 2014, the principal elements of compensation for named executives were:

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

The survey data used for 2014 compensation purposes came from two sources: Radford Global Technology Survey, which focuses on technology companies, and Towers Watson Survey Report on Top Management Compensation, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies. For purposes of establishing compensation recommendations, we used a blend of these surveys to reflect our size, industry and appropriateness of the position matched.

The companies we consider within our peer group are financial services and software companies of similar industry and revenue size as the Company, and some are competitors of the Company for business and for talent. No changes were made to the peer group list from 2013. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from other public surveys used in our broader analysis as described above. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2014:

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

Our annual cash compensation packages for executive officers include base salary and a target EIC bonus. The compensation of Ms. Brown and Mr. McCurry was based on the terms of the employment agreements entered into with each of them in connection with their commencement of employment in early 2014.

Base Salary. Base salaries provide fixed compensation that is not subject to performance risk and are determined for each named executive based on his or her position while also considering other factors, such as individual and Company performance. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities. Salary for each named executive for calendar year 2014 is reported in the “Summary Compensation Table” below. In 2014, Mr. Fradin did not receive a base salary compensation increase after review and determining that his existing salary was appropriate. Messrs. Neral and Traquair received base salary increases of 15% and 13%, respectively, to reflect increased responsibilities. The initial base salaries for Ms. Brown and Mr. McCurry were determined at the time of their hire in early 2014.

Performance-Based Incentive Compensation. The annual EIC bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. A minimum incentive may be earned at threshold EIC goals, and no payment is awarded if the threshold goal is not achieved. On-target EIC goals are set at levels that reflect budgeted performance. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance. The Company may revise or cancel an executive’s EIC at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the EIC plan was approved. As applicable, targets are adjusted to take into account acquisitions and/or dispositions which were not included in the budgeted EIC targets and other one-time adjustments as approved by the Compensation Committee. Individual EIC bonuses are capped at 200% of the target EIC bonus for our executive officers.

The financial measures used for the 2014 EIC bonuses for the named executives were:

•	Adjusted EBITDA, which represents operating income excluding depreciation, amortization of acquisition-related intangible assets, trade name and goodwill impairment charges, severance and facility closure charges, stock compensation, management fees and certain other costs.

•	Revenue.

•	Sales, which represents license, SaaS, cloud and professional services sales, whether new or recurring.

In whole, these metrics were selected as the most appropriate financial measures upon which to base the 2014 EIC bonuses for the named executives because they provide a balance of incentives to drive the long-term growth of the Company and are important metrics that management and the Boards use to evaluate the performance of the Company or a particular business. The targets are intended to be achievable, but challenging. Adjusted EBITDA, revenue and sales goals were weighted equally in 2014 for all of the named executives except Mr. McCurry. Revenue and sales over performance could only be earned by the named executives if threshold performance on Adjusted EBITDA was achieved.

The following table provides the percentage of each component of the EIC bonuses.

Name and Goals*	Performance Goal as % Total Target Bonus
Russell P. Fradin and Charles J. Neral
SunGard Adjusted EBITDA	25%
SunGard Revenue	25%
Financial Systems Segment Sales	25%

Financial Objectives	75%
Individual Objectives	25%

Marianne Brown and Brian A. Traquair
Financial Systems Segment Adjusted EBITDA	25%
Financial Systems Segment Revenue	25%
Financial Systems Segment Sales	25%

Financial Objectives	75%
Individual Objectives	25%

Kevin J. McCurry
SunGard Adjusted EBITDA	25%
SunGard Revenue	20%
Financial Systems Segment Sales	20%

Financial Objectives	65%
Individual Objectives	35%

*	SunGard goals exclude first quarter 2014 results of Availability Services prior to the Split-Off.

For the corporate named executive officers, Messrs. Fradin, Neral and McCurry, the 2014 EIC components allowed for potential payouts of between 0% and 200% of target amounts if we achieved or exceeded the following financial objectives during 2014: (i) SunGard Adjusted EBITDA of $783 million, (ii) revenue of $2,836 million, and (iii) applicable FS sales targets.

For the operating named executive officers, Ms. Brown and Mr. Traquair, the 2014 EIC components allowed for potential payouts of between 0% and 200% of target amounts if we achieved or exceeded the following financial objectives during 2014: (i) FS Adjusted EBITDA of $784 million, (ii) FS revenue of $2,621 million, (iii) applicable FS sales targets.

For each of our named executives, 2014 actual performance was reviewed against both the financial measures and individual objectives, as weighted and as applicable to each named executive. In 2014, Adjusted EBITDA and revenue results fell short of target, while sales exceeded target, resulting in bonus achievement of less than 100% for each of the named executives after taking into account individual objectives. The following table provides the EIC bonuses each named executive earned based on actual 2014 results of performance of both financial and individual objectives.

Name	Target Bonus	Actual Bonus	Actual Bonus as % of Target
Russell P. Fradin	$1,800,000	$1,624,087	90.2%
Charles J. Neral	$575,000	$515,931	89.7%
Marianne Brown	$950,000	$883,364	93.0%
Kevin J. McCurry	$350,000	$324,106	92.6%
Brian A. Traquair*	$649,921	$555,590	85.5%

*	Mr. Traquair is paid in Canadian Dollars (CAD). The bonus amounts reflected in the table have been converted, as applicable, to U.S. dollars at the currency exchange rate (used for purposes of the Company’s 2014 operating budget) of CAD 1 = USD 0.9686.

Long-Term Equity Compensation

We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees because of the direct relationship between the value of these equity awards and the value of our stock. By compensating our executives with equity incentive awards, our executives hold a stake in the Company’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of the Company. Equity awards are also a necessary vehicle for attracting and retaining executive talent in our competitive talent market.

Our 2005 Management Incentive Plan, as amended, provides for the grant of various forms of equity awards. We seek to provide equity grants that are competitive with companies in our peer group and other technology companies with which we compete for executive talent. When making annual equity awards to named executives, we consider past-year results, the role, responsibility and performance of the individual named executive, a competitive market assessment, prior equity awards, and the level of vested and unvested equity awards then held by each named executive. Awards granted in 2014 were for “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.3807 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies.

To align the equity incentives of our executives with the interests of our stockholders, our equity program for the named executive are comprised of annual grants of restricted stock units (“RSUs”) and one-time grants of appreciation units (“AUs”).

•	As part of the annual broad-based equity grant program, each of the named executives was granted the following awards in June 2014: (1) time-based RSUs that vest over three years with one-third vesting on each of the first three anniversaries of date of grant and (ii) performance-based RSUs that vest upon specified growth in the stock price over three years and can vest up to 200% for overachievement of target, with achievement and vesting determined on June 1, 2017. The Compensation Committee approved the 2014 annual grants with the performance measure based on increases in the Company’s stock price rather than Adjusted EBIDTA as in previous years.

•	In addition, in 2013, we introduced a long-term equity incentive plan through grants of AUs, which are similar to stock appreciation units, to a limited number of senior executives with the performance objective of increasing the Company’s stock price over a four-year period. The performance-based AUs vest as the stock price increases from $15.96 to $23.24 for the performance period ending June 1, 2017 and will vest only if the average value of our stock on a measurement date occurring twice a year meets specified stock price increases. In 2013, Messrs. Fradin, Neral and Traquair were granted performance-based AUs, and Mr. Fradin was granted time-based AUs that vest annually through 2016. Ms. Brown and Mr. McCurry were granted AUs in February 2014 when they joined the company. The vested intrinsic value of the performance- and time-based AUs will be settled in stock and paid in June 2017.

Pursuant to their respective employment agreements, in February 2014, Ms. Brown and Mr. McCurry received the following initial RSU grants in addition to the AUs described above:

•	Time-based RSUs vesting over four years.

•	Performance-based RSUs tied to Adjusted EBITDA results for the period ending December 31, 2014. For earned amounts, Ms. Brown’s performance-based RSU vests 25% on December 31, 2014 and the remaining balance vests 25% on each of the second, third and fourth anniversaries of the date of grant, and Mr. McCurry’s performance-based RSU vests 50% on December 31, 2014 and the remaining balance vests 25% on each of the third and fourth anniversaries of the date of grant.

Based upon actual year-end 2014 results, (i) 11% of the 2014 target for each performance-based equity award granted in 2010 and 2012 and (ii) 37% of each performance-based equity award with a 12-month performance period ending December 31, 2014 was earned, with 25% vesting at the end of the performance period and the remaining balance vesting 25% on each of the second, third and fourth grant date anniversaries.

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

Employment Agreements, Severance Compensation & Change of Control Protection

Employment Agreement with Russell P. Fradin: In 2011, we entered into a definitive employment agreement with Mr. Fradin, pursuant to which he was appointed President and Chief Executive Officer of SunGard and a member of the Boards. The terms include the following:

•	A term through May 31, 2016, with one-year renewals automatically effective 30 days before expiration, unless terminated on 30 days’ advance notice.

•	An annual base salary of $900,000, subject to review periodically for appropriate increases by the Compensation Committee pursuant to the Company’s normal performance review policies for senior level executives, and a target annual bonus of 200% of his annual base salary.

•	Employee benefits consistent with those made available to the Company’s senior level executives, and relocation benefits consistent with the Company’s relocation policy.

•	An aggregate $5,000,000 equity investment to be made by Mr. Fradin in the Company at fair market value, which was made in 2011.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for two years following the termination date.

•	Mr. Fradin will be subject to any Company recoupment/clawback policy applicable to senior executives of the Company. If no such policy exists and the Company is required to restate its financials, then the Boards may seek to recover or require reimbursement of any related annual bonus paid to Mr. Fradin for the applicable period. If Mr. Fradin violates the restrictive covenants set forth in his employment agreement within the two years following termination of employment, then the Boards may recover severance benefits paid to Mr. Fradin. The right to receive certain severance payments and benefits upon certain terminations. See “Potential Payments Upon Termination or Change of Control” below.

•	If an excise tax under sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) will be triggered by any payments upon a change in control prior to an initial public offering, the Company will in good faith seek to obtain stockholder approval of such payments so that they are exempt from the excise tax under sections 280G and 4999 of the Internal Revenue Code. After an initial public offering, the Company will either (i) pay Mr. Fradin any amounts subject to sections 280G and 4999 of the Internal Revenue Code (and Mr. Fradin will be responsible for the excise tax) or (ii) reduce such payments so that no amounts are subject to sections 280G and 4999 of the Internal Revenue Code, whichever results in a better after-tax amount for Mr. Fradin.

Other Executive Employment Agreements: The Company entered into employment agreements with Messrs. Neral and McCurry and Ms. Brown when each joined the Company. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control. Mr. Traquair and the Company have not have entered into an employment agreement.

Compensation for Ms. Brown and Mr. McCurry was based on the terms of the employment agreements each entered into in connection with the commencement of employment on February 24, 2014 and January 20, 2014, respectively. In addition to the components of compensation discussed above, Ms. Brown and Mr. McCurry received equity awards, further discussed above and below under “Grants of Plan-Based Awards in Fiscal Year 2014.”

The agreements for Messrs. Neral and McCurry and Ms. Brown include the following terms:

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

Under the terms of our employment agreements and equity awards, the named executives are entitled to various payments and benefits upon the occurrence of specified events including termination of employment (with and without cause and in some instances for good reason) and upon a change in control of the Company. In the case of the employment agreements with Messrs. Neral and McCurry and Ms. Brown, the terms of these arrangements were set through the course of arms-length negotiations with each. As part of these negotiations, the Compensation Committee considered the terms to be consistent with the compensation packages provided to executives in comparable positions. The termination of employment provisions of the employment agreements were entered into in order to address competitive concerns when the named executives were recruited. At the time of entering into these arrangements, the aggregate potential obligations of the Company were considered in the context of the desirability of hiring the individual and the expected compensation upon joining us. Mr. Traquair does not have an employment agreement but is entitled to certain statutory protections under Canadian law.

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

Sanjeev K. Mehra, Chairperson
Glenn H. Hutchins
David L. Johnson
John W. Marren
R. Davis Noell

Risk Considerations in Our Compensation Programs

In 2014, we conducted a risk assessment to evaluate risks associated with the Company’s compensation policies and practices and concluded that the Company’s compensation programs and policies, considered as a whole, including applicable risk-mitigation features, were not reasonably likely to have a material adverse effect on the Company. Following are some of the features of our program designed to help us appropriately manage business risk:

•	Our compensation programs utilize different types of compensation providing a balance of short-term and long-term incentives with fixed and variable components.

•	Our established performance goals are reasonable given past performance and market conditions. These performance measures balance annual and long-term components with an emphasis on Adjusted EBITDA.

•	There are caps of no more than 200% on payments from the EIC bonus plan which, in conjunction with threshold performance hurdles, ensure that incentive compensation is not overly emphasized.

•	Our equity compensation program provides a mix of performance- and time-based equity awards with multiple-year vesting.

Summary Compensation Table

The following table contains certain information about compensation earned in 2014, 2013 and 2012 by the named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non- Equity Incentive Plan Compen- sation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen -sation(4) ($)	Total ($)
Russell P. Fradin	2014	900,000	—	4,272,312	—	1,624,087	—	51,224	6,847,623
President, Chief Executive Officer and Director	2013	900,000	—	1,157,000	9,583,500	1,699,577	—	59,980	13,400,057
	2012	900,000	—	—	—	1,800,000	—	1,167,142	3,867,142

Charles J. Neral (5)	2014	575,000	125,000	705,379	—	515,931	—	46,440	1,967,750
Senior Vice President–Finance and Chief Financial Officer	2013	500,000	—	500,002	1,631,097	509,672	—	161,033	3,301,804
	2012	250,000	100,000	5,500,196	—	250,000	—	983,941	7,084,137

Marianne Brown (6) Chief Operating Officer, Financial Systems	2014	596,795	—	2,178,801	2,030,487	883,364	—	13,991	5,703,438

Kevin J. McCurry (7) Senior Vice President–Corporate Development & Strategy	2014	382,051	—	876,272	406,100	324,106	—	15,106	2,003,635

Brian A. Traquair (8)	2014	649,921	—	658,308	—	555,590	—	36,006	1,899,825
Executive Vice President, Financial Systems	2013	595,372	—	650,056	1,631,097	520,372	—	35,179	3,432,077
	2012	600,080	—	1,077,496	—	582,598	—	590,202	2,850,376

(1)	Amounts shown reflect the grant date fair value per Unit of RSUs on the date of grant multiplied by the number of RSUs granted. For more details on grants awarded in 2014, see the “2014 Grants of Plan-Based Awards” table below.
(2)	Amounts shown are the aggregate grant date fair value of AUs granted and reflect the fair value as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in such valuation, see Note 10 to the Consolidated Financial Statements. Amounts represent the fair value of one-time AU awards discussed in further detail above in the “Compensation Discussion and Analysis.”
(3)	Amounts shown in this column reflect the cash EIC awards payable under performance-based incentive compensation, which is discussed in further detail above in the “Compensation Discussion and Analysis.”
(4)	The table below identifies the amounts shown for 2014 in the “All Other Compensation” column. All of the amounts reflect the actual cost to the company of providing the payment or benefit described below.

Name	Company Contributions to Savings Plan ($)	Health and Welfare Benefits ($)	Auto Benefits ($)		Other* ($)
			Lease/ Allowance	Tax Gross-Up
Russell P. Fradin	10,400	9,966	14,887	15,648	323
Charles J. Neral	10,400	5,052	17,598	12,479	911
Marianne Brown	—	13,991	—	—	—
Kevin J. McCurry	—	15,106	—	—	—
Brian A. Traquair	15,497	9,757	10,461	—	291

*	For Messrs. Fradin and Neral, represents auto maintenance expenses. For Mr. Traquair, represents reimbursed health club fees, a benefit available to all Canadian employees.

(5)	In 2014, in connection with the successful completion of the AS Split-Off, Mr. Neral received a one-time discretionary bonus of $125,000. Mr. Neral joined SunGard as of July 2, 2012, and his 2012 annual rate of salary and his EIC were pro-rated for the period of time he was employed by the Company in 2012. In accordance with Mr. Neral’s employment agreement, in 2012, he received a $100,000 sign-on bonus.
(6)	Ms. Brown joined SunGard as of February 24, 2014 and therefore was not a named executive in 2013 or 2012. Ms. Brown’s 2014 annual rate of salary was $700,000, which was pro-rated for the period of time she was employed by the Company in 2014.
(7)	Mr. McCurry joined SunGard as of January 20, 2014 and therefore was not a named executive in 2013 or 2012. Mr. McCurry’s 2014 annual rate of salary was $400,000, which was pro-rated for the period of time he was employed by the Company in 2014.
(8)	Mr. Traquair’s compensation was paid in Canadian Dollars (CAD). All amounts have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year as follows: 0.96858605 in 2014, 1.004 in 2013 and 1.01194 in 2012.

Grants of Plan-Based Awards in Fiscal Year 2014

Our SunGard 2005 Management Incentive Plan, as amended and restated (“Plan”), authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII. Under the Plan, 2014 awards of time-based and performance-based RSUs and AUs have been granted for Units. All awards under the Plan are granted at fair market value on the date of grant.

As part of the annual grant program, each of the named executives was granted the following awards in June 2014: (1) time-based RSUs that vest over three years with one-third vesting on each of the first three anniversaries of date of grant and (ii) performance-based RSUs that vest upon specified growth in the stock price over three years and can vest up to 200% for overachievement of target, with earned amounts vesting on June 1, 2017. Initial RSU and AU awards granted to Ms. Brown and Mr. McCurry in connection with their employment are described above in the “Compensation Discussion and Analysis.”

The following table contains information concerning grants of plan-based awards to the named executives during 2014.

2014 Grants of Plan-Based Awards

Name	Grant Type	Grant Date	Estimated Possible Payouts under Non- Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
				Threshold (#)	Target (#)	Maximum (#)
Russell P. Fradin	EIC	N/A	1,624,087	—	—	—	—	—	—	—
	RSUs	06/01/14	—	1	202,912	405,824	50,728	—	—	4,272,312

Charles J. Neral	EIC	N/A	515,931	—	—	—	—	—	—	—
	RSUs	06/01/14	—	1	27,711	55,422	13,649	—	—	705,379

Marianne Brown	EIC	N/A	883,364	—	—	—	—	—	—	—
	RSUs	02/24/14	—	13,398	13,398	13,398	36,240	—	—	1,250,023
		06/01/14	—	1	44,112	88,224	11,028	—	—	928,778
	AUs	02/24/14	—	5,924	106,603	106,603	—	—	—	2,030,487

Kevin J. McCurry	EIC	N/A	324,106	—	—	—	—	—	—	—
	RSUs	02/20/14	—	5,360	5,360	5,360	14,497	—	—	500,048
		06/01/14	—	1	14,780	29,560	7,280	—	—	376,225
	AUs	02/20/14	—	1,185	21,321	21,321	—	—	—	406,100

Brian A. Traquair	EIC	N/A	555,590	—	—	—	—	—	—	—
	RSUs	06/01/14	—	1	25,862	51,724	12,738	—	—	658,308

(1)	Amounts reflect the cash EIC bonuses paid to the named executives under the performance-based incentive compensation, which is described in further detail above in the Compensation Discussion and Analysis and reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)	Represents performance-based RSUs and, for Ms. Brown and Mr. McCurry, also represents performance-based AUs. February 2014 performance-based RSUs reflect the full amount earned with respect to the 12-month performance period ended December 31, 2014. June 2014 performance-based RSUs can vest up to 200% for overachievement of target. AUs represent the number of Units paid upon distribution of the award. The potential increase in stock price that can be achieved under the performance-based AUs is not limited and, therefore, the maximum payout for AUs is not determinable.
(3)	Represents time-based RSUs.
(4)	Represents the aggregate grant date fair value as computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table contains certain information with respect to options and RSUs held as of December 31, 2014 by the named executives.

Outstanding Equity Awards at 2014 Fiscal Year-End

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Russell P. Fradin	6/17/2013							27,192	(3)	460,636	—	—
	6/17/2013							10,053	(4)	170,297	—	—
	6/17/2013	456,009	(5)	—	715,347	14.89	6/1/2017
	6/17/2013	401,608	(6)	267,739	—	14.89	6/1/2017
	6/1/2014							50,728	(7)	859,332	—	—
	6/1/2014							—		—	202,912	3,437,329
Charles J. Neral	9/12/2012							31,891	(8)	540,235	—	—
	9/12/2012							—		—	20,981	355,422
	6/1/2013							11,750	(3)	199,051	—	—
	6/1/2013							4,344	(4)	73,593	—	—
	6/17/2013	—		—	340,115	15.96	6/1/2017
	6/1/2014							13,649	(7)	231,214	—	—
	6/1/2014							—		—	27,711	469,424
Marianne Brown	2/24/2014							36,240	(3)	613,898	—	—
	2/24/2014							10,048	(4)	170,217	—	—
	2/24/2014	—		—	340,115	15.96	6/1/2017
	6/1/2014							11,028	(7)	186,814	—	—
	6/1/2014							—		—	44,112	747,257
Kevin J. McCurry	2/20/2014							14,497	(3)	245,578	—	—
	2/20/2014							2,680	(4)	45,391	—	—
	2/24/2014	—		—	68,023	15.96	6/1/2017
	6/1/2014							7,280	(7)	123,323	—	—
	6/1/2014							—		—	14,780	250,373
Brian A. Traquair	8/11/2005	24,469	(9)	—	—	4.03	2/25/2014
	8/12/2005	34,855	(10)	—	—	12.87	8/12/2015
	8/12/2005	41,380	(11)	—	—	12.87	8/11/2015
	9/21/2007	17,617	(12)	—	—	2.22	9/21/2017
	9/21/2007	31,423	(11)	—	—	2.22	9/21/2017
	9/3/2009	12,929	(13)	—	—	0.44	9/3/2019
	9/3/2009	18,402	(11)	—	—	0.44	9/3/2019
	6/1/2011							937	(14)	15,874	—	—
	9/14/2011							669	(14)	11,339	—	—
	9/12/2012							2,015	(15)	34,130	—	—
	9/12/2012							3,526	(16)	59,727	—	—
	11/15/2012							10,490	(17)	177,697	—	—
	11/15/2012							10,490	(18)	177,697	—	—
	6/1/2013							5,648	(4)	95,681	—	—
	6/1/2013							15,278	(3)	258,807	—	—
	6/17/2013	—		—	340,115	15.96	6/1/2017
	6/1/2014							12,738	(7)	215,782
	6/1/2014							—		—	25,862	438,102

(1)	Represents the quantity of unvested performance-based equity awards that can be earned upon the achievement of anticipated performance goals in future years.
(2)	Based upon a fair market value of $16.94 per Unit as of December 31, 2014.
(3)	Represents the unvested portion of time-based RSUs which vest over four years with 25% vesting on each of the first four anniversaries of the date of grant.
(4)	Represents the unvested portion of performance-based RSUs earned for the 12-month period of January 1, 2014 through December 31, 2014.
(5)	Represents the vested portion of performance AUs which vest as the stock price appreciates above $14.889147.
(6)	Represents the vested portion of time AUs which vest over 3 years, with 40% vesting on the grant date and 20% vesting on each of June 1, 2014, June 1, 2015 and June 1, 2016.
(7)	Represents the unvested portion of time-based RSUs which vest over three years with 1/3 vesting on each of the first three anniversaries of the date of grant.
(8)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting on July 2, 2013 (hire date anniversary) and 72% of the remaining balance vesting in equal monthly installments thereafter for 36 months.
(9)	To the extent that outstanding options were not exercised before the 2005 LBO, such options converted into fully vested options to purchase Units in the Parent Companies.
(10)	Represents performance-based options which (i) vested upon the attainment of certain annual earnings goals for the Company during the six-year period beginning January 1, 2005 for calendar years 2005-2009 and (ii) were earned and vested for calendar year 2010 pursuant to the awards amended in 2009.
(11)	Represents fully vested time-based Class A options which vested over five years. The current value of Class A common stock is $0.01 per share.
(12)	Represents performance-based Class A options which (i) vested upon the attainment of certain annual earnings goals for the Company during the five-year period beginning January 1, 2007 for calendar years 2007-2009, (ii) were earned and vested for calendar year 2010 pursuant to the 2009 amended awards, and (iii) were earned and vested for calendar year 2011. The current value of Class A common stock is $0.01 per share.
(13)	Performance-based Class A options are earned upon the attainment of certain annual earnings goals for the Company over a five-year period. Represents performance-based Class A options earned and vested for calendar years 2009, 2010, 2011, 2012 and 2013. The current value of Class A common stock is $0.01 per share.
(14)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting on June 1, 2012, and 72% of the remaining balance vesting in equal monthly installments thereafter for 36 months.
(15)	Represents the unvested portion of performance-based RSUs earned for calendar year 2012.
(16)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting one year from the date of grant, and 72% of the remaining balance vesting in equal monthly installments thereafter for 36 months.
(17)	Represents the unvested portion of performance-based RSUs earned for calendar year 2013.
(18)	Represents the unvested portion of time-based RSUs which vest over four years with 25% vesting on each of the first three grant date anniversaries and the remaining 25% vesting on June 1, 2016.

Option Exercises and Stock Vested

The following table contains certain information with respect to stock option exercises and the vesting of RSUs and AUs during 2014 for each of the named executives.

2014 Option Exercises and Stock Vesting

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting(3) ($)
Russell P. Fradin	—	—	621,648	$3,899,075
Charles J. Neral	—	—	27,806	484,987
Marianne Brown	—	—	3,350	56,741
Kevin J. McCurry	—	—	2,680	45,399
Brian A. Traquair	16,465	213,063	29,295	508,235

(1)	Calculated by multiplying the number of Units acquired on exercise times the difference between the fair market value on the exercise date and exercise price of the option.
(2)	Represents RSUs that vested during 2014. RSUs are not distributed until the first to occur of a change of control, separation from service without cause or a date specified in the RSU agreement ranging from three to five years after date of grant. For Mr. Fradin, also represents time-based AUs that vested during 2014 and which are not distributed until the first to occur of a change of control, separation from service for any reason other than for cause or June 1, 2017.
(3)	Calculated by multiplying the number of vested RSUs by the fair market value on the vesting date and for Mr. Fradin also includes the number of AUs that vested during 2014 multiplied by the difference between the Unit fair market value on the exercise date and the grant date.

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

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and equity award agreements, set forth below is a description of the potential payments the named executives would receive if their employment was terminated on December 31, 2014. Mr. Traquair does not have an employment agreement; therefore, the amount of compensation Mr. Traquair would receive upon termination or change of control, if any, is based upon our compensation plans and Canadian law.

The terms cause, good reason, change of control and sale of business are defined in the applicable executive employment agreements, which have been included as exhibits to the following SEC filings:

Mr. Fradin:	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011
Mr. Neral:	Current Report on Form 8-K dated June 8, 2012
Ms. Brown:	Annual Report on Form 10-K for the year ended December 31, 2014
Mr. McCurry:	Annual Report on Form 10-K for the year ended December 31, 2014

Russell P. Fradin

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to two times the sum of his base salary and target incentive bonus;

•	a lump sum cash payment of his pro rata incentive bonus based upon the incentive bonus he earned for the year in which his termination occurred multiplied by the number of days in which he was employed during such year divided by 365;

•	a lump sum cash payment for the cost of premiums under Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for medical, dental and vision coverage less employee co-pay for such coverage for 18 months, as increased by a tax gross-up payment equal to the estimated income and FICA tax that would be imposed on such payments;

•	a lump sum cash payment for accrued but unpaid base salary, unreimbursed business expenses, unused vacation time and all other payments, benefits or fringe benefits in accordance with the applicable plan or program; and

•	upon termination without cause, all earned but unvested performance-based RSUs granted in 2013 become fully vested; and no performance-based RSUs granted in 2014 shall vest if the termination date occurs before June 1, 2017, and all unvested performance-based RSUs are forfeited;

•	all time-based RSUs immediately stop vesting and all unvested time-based RSUs are forfeited; and

•	all unvested time-based appreciation units (“AUs”) become immediately vested and shall be paid, and if employment terminates prior to June 1, 2017, his vested performance-based AUs are paid and any unvested performance-based AUs are forfeited.

Upon termination with change of control:

•	all earned but unvested performance-based RSUs granted in 2013 shall become fully vested; and

•	for performance-based RSUs granted in 2014, if the change of control occurs on or before June 1, 2017 and employment is terminated without cause within twelve months following a change of control, vesting shall be determined based upon the share price on the change of control date;

•	all unvested time-based RSUs granted in 2013 and 2014 shall vest if employment is terminated without cause within six months and twelve months, respectively, following a change of control; and

•	all performance-based and time-based AUs shall become fully vested if a change of control occurs on or before June 1, 2017 and if the Grantee continues employment through the date of the change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment consisting of accrued amounts, if any;

•	all RSUs shall immediately stop vesting, and no additional performance-based RSUs shall be earned after the termination date; and all unvested RSUs shall be forfeited; and

•	all vested time-based and performance-based AUs shall be paid, and any unvested time-based and/or performance-based AUs shall be forfeited.

Upon termination for disability or death:

•	a lump sum cash payment of his pro rata incentive bonus and accrued amounts, if any;

•	in the event of his death, Mr. Fradin’s beneficiary shall receive payments under a life insurance policy funded by the Company;

•	for termination due to disability or death, all earned but unvested performance-based RSUs granted in 2013 become vested, and all unearned performance-based RSUs are forfeited;

•	time-based RSUs granted in 2013 shall vest as to (i) 75% if his death occurs before June 1, 2015, and (ii) 100% if his death occurs on or after June 1, 2015, and time-based and performance-based RSU awards granted in 2014 shall vest as to (i) 66.67% if his death occurs prior to June 1, 2015, and (ii) 100% if his death occurs between June 1, 2015 and June 1, 2017. All unvested time-based RSUs are forfeited;

•	no performance-based RSU awards granted in 2014 shall vest if employment terminates due to disability before June 1, 2017 and unvested performance-based RSUs shall be forfeited;

•	if employment terminates due to disability, all time-based RSUs immediately stop vesting and unvested time-based RSUs are forfeited; and

•	all time-based AUs shall fully vest, and all unvested performance-based AUs are forfeited.

Charles J. Neral

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to the sum of his base salary and target incentive bonus, and for a change of control Mr. Neral receives two times the sum of his base salary and target incentive bonus;

•	a lump sum cash payment of his pro rata target incentive bonus and any earned or accrued compensation as of December 31 of the year of termination, but if Mr. Neral is terminated on December 31, he receives his actual earned incentive bonus for the year of termination;

•	a lump sum cash payment in an amount equal to the Company’s cost of Mr. Neral’s medical, dental and vision coverage in effect on December 31 of the year of termination, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•	upon termination without cause, performance-based RSUs granted in 2012 shall vest on a pro rata basis through the termination date; all earned but unvested performance-based RSUs granted in 2013 shall become fully vested; and no performance-based RSU awards granted in 2014 shall vest if the termination date occurs before June 1, 2017. All unvested performance-based RSUs shall be forfeited;

•	all time-based RSUs shall immediately stop vesting and unvested time-based RSUs shall be forfeited; and

•	all unpaid performance-based AUs shall be forfeited.

Upon termination with change of control:

•	all unvested time-based RSUs granted in 2012, 2013 and 2014 shall vest if employment is terminated without cause within eighteen months, six months and twelve months, respectively, following a change of control;

•	all performance-based RSUs granted in 2012 shall vest if employment is terminated without cause within eighteen months following a change of control, any earned but unvested performance-based RSUs granted in 2013 shall become fully vested;

•	for performance-based RSUs granted in 2014, if the change of control occurs on or before June 1, 2017 and employment is terminated without cause within twelve months following a change of control, vesting shall be determined based upon the share price on the change of control date; and

•	all performance-based AUs shall become fully vested if a change of control occurs before June 1, 2017 and if the grantee continues employment through the date of the change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation, including any incentive compensation for which the performance period has been completed; and

•	all RSUs shall immediately stop vesting, and no additional performance-based RSUs shall be earned after the termination date; and all unvested RSUs shall be forfeited; and

•	all unpaid performance-based AUs shall be forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation and a pro rata payment of his target incentive bonus for the year in which his disability or death occurs, and if termination of employment is on December 31, Mr. Neral receives his actual earned incentive bonus for the year of termination;

•	in the event of death, Mr. Neral’s beneficiary shall receive payments under an insurance policy funded by the Company;

•	for termination due to disability or death, performance-based RSUs granted in 2012 vest on a pro rata basis through the termination date; and all earned but unvested performance-based RSUs granted in 2013 shall become vested and all unearned performance-based RSUs are forfeited;

•	time-based RSUs granted in 2012 immediately stop vesting and time-based RSUs granted in 2013 shall vest as to (i) 75% if his death occurs before June 1, 2015, and (ii) 100% if his death occurs on or after June 1, 2015; and time-based and performance-based RSU awards granted in 2014 shall vest as to (i) 66.67% if death occurs prior to June 1, 2015, and (ii) 100% if death occurs between June 1, 2015 and June 1, 2017.

•	no performance-based RSU awards granted in 2014 shall vest if employment terminates due to disability before June 1, 2017 and unvested performance-based RSUs are forfeited;

•	if employment terminates due to disability, all time-based RSU awards immediately stop vesting and unvested time-based RSUs are forfeited; and

•	all performance-based AUs for which the stock price thresholds have been met shall vest and all vested performance-based AUs shall be paid.

Marianne Brown

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to the sum of her base salary and target incentive bonus;

•	a lump sum cash payment of her pro rata target incentive bonus and any earned or accrued compensation as of December 31 of the year of termination, but if Ms. Brown is terminated on December 31, she receives her actual earned incentive bonus for the year of termination;

•	a lump sum cash payment in an amount equal to the Company’s cost of Ms. Brown’s medical, dental and vision coverage in effect on December 31 of the year of termination, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•	all performance-based RSUs granted in 2014 shall become fully vested;

•	all time-based RSUs granted in 2014 shall become fully vested; and

•	all unpaid performance-based AUs are forfeited.

Upon termination with change of control:

•	any earned but unvested performance-based RSUs granted in February 2014 shall become fully vested; and for performance-based RSUs granted in June 2014, if the change of control occurs on or before June 1, 2017 and employment is terminated without cause within twelve months following a change of control, vesting shall be determined based upon the share price on the change of control date;

•	time-based RSUs granted in February and June 2014 shall vest if employment is terminated without cause within six and twelve months, respectively, following a change of control; and

•	all performance-based AUs shall become fully vested if a change of control occurs before June 1, 2017 and if the grantee continues in employment through the date of the change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation;

•	all RSUs shall immediately stop vesting, and no additional performance-based RSUs shall be earned after the termination date; and all unvested RSUs shall be forfeited; and

•	all unpaid performance-based AUs shall be forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation;

•	in the event of death, beneficiaries shall receive payments under an insurance policy funded by the Company;

•	if employment terminates due to disability or death then any earned but unvested performance-based RSUs granted February 2014 shall become fully vested;

•	time-based RSUs granted in February 2014 shall vest as to (i) 50% if death occurs prior to February 24, 2015, (ii) 75% if death occurs between February 24, 2015 and February 24, 2016, and (iii) 100% if death occurs on or after February 24, 2016; and time-based and performance-based RSU awards granted in June 2014 shall vest as to (i) 66.67% if death occurs prior to June 1, 2015, and (ii) 100% if death occurs between June 1, 2015 and June 1, 2017;

•	no performance-based RSU awards granted in June 2014 shall vest if employment terminates due to disability before June 1, 2017 and unvested performance-based RSUs shall be forfeited;

•	if employment terminates due to disability time-based RSU awards immediately stop vesting and unvested time-based RSUs are forfeited; and

•	all performance-based AUs for which the stock price thresholds have been met shall vest and all vested performance-based AUs shall be paid.

Kevin J. McCurry

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to the sum of his base salary and target incentive bonus;

•	a lump sum cash payment in an amount equal to six months of the Company’s cost of Mr. McCurry’s medical, dental and vision coverage in effect on December 31 of the year of termination, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•	all earned performance-based RSUs granted February 2014 shall stop vesting on the termination date; and no performance-based RSU awards granted in June 2014 shall vest if the termination date occurs before June 1, 2017. All unvested RSUs shall be forfeited;

•	all time-based RSU awards immediately stop vesting and unvested time-based RSU awards are forfeited; and

•	all unpaid performance-based AUs are forfeited.

Upon termination with change of control:

•	all earned but unvested performance-based RSUs granted in February 2014 shall become fully vested;

•	for performance-based RSUs granted in June 2014, if the change of control occurs on or before June 1, 2017 and employment is terminated without cause within twelve months following a change of control, vesting shall be determined based upon the share price on the change of control date;

•	time-based RSUs granted in February 2014 and June 2014 shall become fully vested if employment is terminated without cause within six months and twelve months, respectively, following a change of control; and

•	all performance-based AUs shall become fully vested if a change of control occurs before June 1, 2017 if the grantee continues employment through the date of the change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment equal to the amount of any earned or accrued compensation owing but not yet paid at the date of termination; and

•	all RSUs shall immediately stop vesting, and no additional performance-based RSUs shall be earned after the termination date; and all unvested RSUs shall be forfeited;

•	all unpaid performance-based AUs shall be forfeited.

Upon disability or death:

•	a lump sum cash payment equal to the amount of any earned or accrued compensation owing but not yet paid at the date of termination;

•	in the event of death, beneficiaries shall receive payments under an insurance policy funded by the Company;

•	if employment terminates due to disability or death, all earned but unvested performance-based RSUs granted February 2014 shall become fully vested;

•	if employment terminates due to death, time-based RSUs granted February 2014 shall vest as to (i) 50% if the death occurs before February 20, 2015, (ii) 75% if death occurs between February 20, 2015 and February 20, 2016, and (iii) 100% if death occurs after February 20, 2016; and performance and time-based RSUs granted in June 2014 shall vest as to (i) 66.67% if death occurs prior to June 1, 2015, and (ii) 100% if death occurs between June 1, 2015 and June 1, 2016;

•	no performance-based RSU awards granted in June 2014 shall vest if employment terminates due to disability before June 1, 2017 and unvested performance-based RSUs shall be forfeited;

•	if employment terminates due to disability all time-based RSUs immediately stop vesting and unvested time-based RSUs are forfeited; and

•	all performance-based AUs for which the stock price thresholds have been met shall vest and all vested performance-based AUs shall be paid.

Brian A. Traquair

Upon termination without cause:

•	Mr. Traquair is entitled to notice, or pay in lieu of notice, based on his 20 year tenure with the Company and other factors. Subject to his obligation to mitigate his damages, his pay in lieu of notice would be approximately 20 months of total compensation based on his annual base salary and target incentive bonus;

•	a lump sum cash payment equal to 20 months of the Company’s cost of Mr. Traquair’s medical, dental, long term disability and life insurance coverage, as well as 20 months of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•	all earned but unvested performance-based RSUs granted in 2012 and 2013 become fully vested; and no performance-based RSUs granted in 2014 shall vest if the termination date occurs before June 1, 2017. All unvested RSUs shall be forfeited;

•	all time-based RSU awards immediately stop vesting and all unvested time-based RSUs are forfeited;

•	all unpaid performance-based AUs are forfeited; and

•	if a sale of our FS business segment occurs and employment is terminated, then performance-based RSUs are treated as described above and all unvested time-based equity awards granted before May 2010 become fully vested.

Upon termination with change of control:

•	if a change of control occurs and employment is terminated without cause, Mr. Traquair is entitled to notice, or pay in lieu of notice, based on his 20 year tenure with the Company and other factors. Subject to his obligation to mitigate his damages, his pay in lieu of notice would be approximately 20 months of total compensation based on his annual base salary and target incentive bonus;

•	a lump sum cash payment equal to 20 months of the Company’s cost of Mr. Traquair’s medical, dental, long term disability and life insurance coverage, as well as 20 months of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•	all earned but unvested performance-based RSUs granted in 2012 and 2013 shall become fully vested;

•	for performance-based RSUs granted in 2014, if the change of control occurs on or before June 1, 2017 and employment is terminated without cause within twelve months following the change of control, vesting shall be determined based upon the share price on the change of control date;

•	all unvested time-based RSUs granted in 2011-2013 and 2014 become fully vested if employment is terminated without cause within six months and twelve months, respectively, following a change of control; and

•	all performance-based AUs shall become fully vested if a change of control occurs before June 1, 2017 and if the Grantee continues in employment through the date of the change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination.

•	all RSUs shall immediately stop vesting, and no additional performance-based RSUs shall be earned after the termination date; and all unvested RSUs shall be forfeited; and

•	all unpaid performance-based AUs shall be forfeited.

Upon disability or death:

•	upon termination in the event of disability, Mr. Traquair is entitled to eight weeks of base salary, as well as a 20 week severance payment, for a total of 28 weeks of base salary;

•	upon termination in the event of disability, a lump sum cash payment equal to eight weeks of the Company’s cost of Mr. Traquair’s medical, dental, long term disability and life insurance coverage, as well as eight weeks of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•	Mr. Traquair is entitled to accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination;

•	in the event of death, Mr. Traquair’s beneficiary shall receive payment under an insurance policy funded by the Company;

•	upon disability or death, any earned but unvested performance-based RSUs granted in 2012 and 2013 shall become fully vested;

•	upon termination due to death, time-based RSU awards granted November 2012 shall become fully vested, time-based RSUs granted in 2013 shall vest as to (i) 75% if his death occurs before June 1, 2015 and (ii) 100% if his death occurs on or after June 1, 2015; performance and time-based RSUs granted in 2014 shall vest as to (i) 66.67% if death occurs prior to June 1, 2015, and (ii) 100% if death occurs between June 1, 2015 and June 1, 2016;

•	no performance-based RSU awards granted in 2014 shall vest if employment terminates due to disability before June 1, 2017 and unvested performance-based RSUs are forfeited;

•	if employment terminates due to disability all time-based RSUs immediately stop vesting and unvested time-based RSUs are forfeited; and

•	all performance-based AUs for which the stock price thresholds have been met shall vest and all vested performance-based AUs shall be paid.

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

The tables below reflect the amount of compensation payable to each of the named executives in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2014, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executives upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such named executive’s separation from the Company.

Russell P. Fradin—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Retirement or Other Voluntary Termination	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Bonus (1)	$5,400,000	—	$5,400,000		—	—
Bonus in Year of Termination (2)	$1,624,087	$1,624,087	$1,624,087		$1,624,087	$1,624,087
Time-Based Equity Awards (3)	$549,093	—	$1,869,061		—	$880,008
Performance-Based Equity Awards (4)	$170,298	—	$5,074,700		$170,298	$2,461,965
Benefits & Perquisites:
Health Benefits (5)	$23,713	—	$23,713		—	—
Life Insurance Proceeds	—	—	—		—	$1,000,000
Excise Tax & Gross-Up	—	—	—	(6)	—	—
Total:	$7,767,191	$1,624,087	$13,991,561		$1,794,385	$5,966,060

(1)	Consists of two times the sum of (a) 2014 base salary of $900,000 and (b) 2014 target incentive bonus of $1,800,000.
(2)	Because Mr. Fradin’s termination is deemed to have occurred on December 31, he is entitled to receive his actual, earned incentive bonus for 2014.
(3)	Represents the value of the applicable accelerated portion of time-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(4)	Represents the value of the applicable accelerated portion of performance-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(5)	Represents the cost of premiums under COBRA for medical, dental and vision coverage less employee co-pay for such coverage for 18 months, as increased by a tax gross-up payment equal to the estimated taxes that would be imposed on such payments.
(6)	The Company and Mr. Fradin have agreed to cooperate to obtain shareholder approval of any change of control payments that would otherwise be subject to excise tax under section 4999 of the Internal Revenue Code, so the estimates assume that no excise will apply.

Charles J. Neral—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Termination Due to Retirement or Other Voluntary Termination	Termination Without Cause or Resignation For Good Reason With Change of Control	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Bonus (1)	$1,150,000	—	$2,300,000	—	—
Bonus in Year of Termination (2)	$515,931	$515,931	$515,931	$515,931	$515,931
Time-Based Equity Awards (3)	—	—	$970,501	—	$286,847
Performance-Based Equity Awards (4)	$73,600	—	$1,488,240	$73,600	$386,565
Benefits & Perquisites:
Health Benefits (5)	$7,992	—	$7,992	—	—
Life Insurance Proceeds	—	—	—	—	$1,000,000
Total:	$1,747,523	$515,931	$5,282,664	$589,531	$2,189,343

(1)	With regard to (i) a termination without cause, consists of the sum of (a) 2014 base salary of $575,000 and (b) 2014 target incentive bonus of $575,000, and (ii) a termination due to a change of control, consists of two times the sum of (a) 2014 base salary of $575,000 and (b) 2014 target incentive bonus of $575,000.
(2)	Because Mr. Neral’s termination is deemed to have occurred on December 31, he is entitled to receive his actual, earned incentive bonus for 2014.
(3)	Represents the value of the applicable accelerated portion of time-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(4)	Represents the value of the applicable accelerated portion of performance-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(5)	Consists of the sum of the Company’s cost for Mr. Neral’s medical, dental and vision coverage for one year. The health benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

Marianne Brown—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Termination Due to Retirement or Other Voluntary Termination	Termination Without Cause or Resignation For Good Reason With Change of Control	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Bonus (1)	$1,650,000	—	$1,650,000	—	—
Bonus in Year of Termination (2)	$883,364	$883,364	$883,364	$883,364	$883,364
Time-Based Equity Awards (3)	$800,712	—	$800,712	—	$431,498
Performance-Based Equity Awards (4)	$1,304,415	—	$1,151,850	$170,221	$668,417
Benefits & Perquisites:
Health and Welfare Benefits (5)	$19,407	—	$19,407	—	—
Life Insurance Proceeds	—	—	—	—	$1,000,000
Total:	$4,657,898	$883,364	$4,505,333	$1,053,585	$2,983,279

(1)	Consists of the sum of (a) 2014 base salary of $700,000, and (b) 2014 target incentive bonus of $950,000.
(2)	Because Ms. Brown’s termination is deemed to have occurred on December 31, she is entitled to receive her actual, earned incentive bonus for 2014.
(3)	Represents the value of the applicable accelerated portion of time-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(4)	Represents the value of the accelerated portion of performance-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(5)	Consists of the sum of the Company’s cost for Ms. Brown’s medical, dental and vision coverage for one year. The health benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

Kevin J. McCurry—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Termination Due to Retirement or Other Voluntary Termination	Termination Without Cause or Resignation For Good Reason With Change of Control	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Bonus (1)	$750,000	—	$750,000	—	—
Bonus in Year of Termination (2)	$324,106	$324,106	$324,106	$324,106	$324,106
Time-Based Equity Awards (3)	—	—	$368,901	—	$205,009
Performance-Based Equity Awards (4)	—	—	$297,248	—	$166,924
Benefits & Perquisites:
Health and Welfare Benefits (5)	$10,797	—	$10,797	—	—
Life Insurance Proceeds	—	—	—	—	$800,000
Total:	$1,084,903	$324,106	$1,751,052	$324,106	$1,496,039

(1)	Consists of the sum of (a) 2014 base salary of $400,000, and (b) 2014 target incentive bonus of $350,000.
(2)	Because Mr. McCurry’s termination is deemed to have occurred on December 31, he is entitled to receive his actual earned bonus for 2014.
(3)	Represents the value of the applicable accelerated portion of time-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(4)	Represents the value of the applicable accelerated portion of performance-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(5)	Consists of the sum of the Company’s cost for Mr. McCurry’s medical, dental and vision coverage for six months. The health benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

Brian A. Traquair—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause Without Change of Control		Termination Resignation	Termination Due to Sale of Business Employment Not Offered		Termination Without Cause With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation
Base Salary & Target Bonus (1)	$1,929,655		—	$1,929,655		$1,929,655		—		—
Bonus in Year of Termination (2)	$494,874		$494,874	$494,874		$494,874		$494,874		$494,874
Time-Based Equity Awards (3)	—		—	—		$739,225		—		$316,399
Performance-Based Equity Awards (4)	$307,507		—	—		$979,981		$307,507		$599,590
Benefits & Perquisites:
Health and Welfare Benefits	$36,938	(5)	—	$36,938	(5)	$36,938	(5)	$3,694	(6)	—
Disability Benefits	—		—	—		—		$311,714	(7)	—
Death Benefits	—		—	—		—		—		$1,000,000
Total:	$2,768,974		$494,874	$2,461,467		$4,180,673		$1,117,789		$2,410,863

(1)	Consists of 20 months of the sum of (a) 2014 base salary of $578,897 and (b) 2014 target incentive bonus of $578,897. Mr. Traquair’s payments would be in Canadian Dollars. The amounts reported in the table for salary, bonus, health & welfare and disability have been converted from Canadian Dollars into U.S. dollars at the December 31, 2014 currency exchange rate of 0.86274.
(2)	Because Mr. Traquair’s termination is deemed to have occurred on December 31, he is entitled to receive his actual, earned incentive bonus for 2014.
(3)	Represents the value of the applicable accelerated portion of time-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(4)	Represents the value of the applicable accelerated portion of performance-based equity based upon a fair market price of $16.94 per Unit as of December 31, 2014.
(5)	Consists of 20 months of the sum of the Company’s cost for Mr. Traquair’s (i) medical, dental, long term disability, basic life & accidental death coverages, and (ii) pension contributions.
(6)	Consists of 2 months of the sum of the Company’s cost for Mr. Traquair’s (i) medical, dental, long term disability, basic life & accidental death coverages, and (ii) pension contributions.
(7)	Represents 28 weeks of 2014 base salary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2014 with respect to the SunGard 2005 Management Incentive Plan, as amended, under which equity in the Parent Companies is authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)			Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock		Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Equity compensation plans approved by security holders
Options for Units	15,677,710	1,741,432	459,151	$13.08
Restricted Stock Units	11,682,271	1,297,631	342,137	$18.67	27,872,530	2,734,169	779,250
Appreciation Units	6,682,809	742,306	195,718	$16.58
Options for Class A Common Stock	3,731,657			$1.86
Equity compensation plans not approved by security holders	—	—	—	—	—	—	—
Total	37,774,446	3,781,368	997,006		27,872,530	2,734,169	779,250

*	Value of RSUs as of date of grant.

Beneficial Ownership

All of our outstanding stock is beneficially owned by SCC and SCCII through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SCC and SCCII as of March 1, 2015 by each person who is known by us to beneficially own more than 5% of the equity securities of SCC and SCCII, by each of our directors, by each of the named executives, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds (3)	34,849,657	3,872,184	1,020,636	13.52%
Blackstone Funds (4)	34,849,657	3,872,184	1,020,636	13.52%
GS Limited Partnerships (5)	28,393,651	3,154,850	831,560	11.02%
KKR Funds (6)	34,849,657	3,872,184	1,020,636	13.52%
Providence Equity Funds (7)	21,295,238	2,366,138	623,670	8.26%
Silver Lake Funds (8)	34,488,546	3,832,061	1,010,061	13.38%
TPG Funds (9)	34,849,657	3,872,184	1,020,636	13.52%
Marianne Brown (10) (named executive)	16,132	1,792	472	—
Russell P. Fradin (director & named executive) (10)	1,670,512	185,612	48,924	—
Glenn H. Hutchins (8)(11) (director)	34,488,546	3,832,061	1,010,061	13.38%
David L. Johnson (12) (director)	—	—	—	—
Ian K. Loring (13) (director)	—	—	—	—
John W. Marren (14) (director)	—	—	—	—
Kevin J. McCurry (10) (named executive)	12,908	1,434	378	—
Sanjeev K. Mehra (5)(15) (director)	28,393,651	3,154,850	831,560	11.02%
Kevin J. McCurry (10) (named executive)	12,908	1,434	378	—
Charles J. Neral (10) (named executive)	226,180	25,131	6,624	—
R. Davis Noell (7)(16) (director)	21,295,238	2,366,138	623,670	8.26%
John I. Park (17) (director)	—	—	—	—
Brian A. Traquair (10) (named executive)	242,916	26,991	7,114	—
All 16 directors and current executive officers as a group (10)(11)(12)(13)(14)(15)(16)(17)(18)	86,861,977	9,651,331	2,543,913	33.70%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Class A shares of common stock of SCC, Class L shares of common stock of SCC and preferred shares of SCCII are referred to in the notes to this table as, respectively, Class A shares, Class L shares and preferred shares.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SCC and SCCII on March 1, 2015, as adjusted as required by applicable rules.

(3)

Includes (i) 34,693,273 Class A shares, 3,801,832 Class L shares and 999,852 preferred shares held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital

Investors, LLC (“BCI”); and (ii) 156,384 Class A shares, 70,352 Class L shares and 20,784 preferred shares held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(4)	Includes (i) 18,317,228 Class A shares, 2,035,248 Class L shares and 536,454 preferred shares held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares, 32,139 Class L shares and 8,471 preferred shares held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares, 90,060 Class L shares and 23,738 preferred shares held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BCP IV Side-by-Side GP L.L.C.; (iv) 66,204 Class A shares, 7,356 Class L shares and 1,939 preferred shares held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BCP IV Side-by-Side GP L.L.C.; (v) 14,444,444 Class A shares, 1,604,938 Class L shares and 423,032 preferred shares held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares, 102,443 Class L shares and 27,002 preferred shares held by Blackstone Family Communications Partnership I L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCOM IV Side-by-side GP L.L.C.. Blackstone Holdings III L.P. is the majority member of BMA IV, the general partner of BCMA IV and the sole member of each of BCP IV Side-by-Side GP L.L.C. and BCOM Side-by-Side GP L.L.C. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such entities (other than the Blackstone Funds to the extent of their direct holdings) and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares. The address of each of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(5)

The Goldman Sachs Group, Inc., which we refer to as GS Group, Goldman, Sachs & Co., which we refer to as Goldman Sachs, and certain of their affiliates may be deemed to own beneficially and indirectly Class A shares, Class L shares and preferred shares which are owned directly or indirectly by investment partnerships of which affiliates of Goldman Sachs and GS Group are the general partner, managing limited partner or managing partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is an affiliate of each of, and investment manager for certain of, the GS Limited Partnerships. GS Group, Goldman, Sachs and the GS Limited Partnerships share voting power and investment power with certain of their respective affiliates. The GS Limited Partnerships and their respective beneficial ownership of shares of SCC and SCC II include: (i) 8,034,125 Class A shares, 892,681 Class L shares and 235,294 preferred shares held by GS Capital Partners 2000, L.P.; (ii) 2,552,674 Class A shares, 283,630 Class L shares and 74,760 preferred shares held by GS Capital Partners 2000 Employee Fund, L.P.; (iii) 2,919,293 Class A shares, 324,366 Class L shares and 85,497 preferred shares held by GS Capital Partners 2000 Offshore, L.P.; (iv) 354,921 Class A shares, 39,436 Class L shares and 10,395 preferred shares held by Goldman Sachs Direct Investment Fund 2000, L.P.; (v) 335,812 Class A shares, 37,312 Class L shares and 9,835 preferred shares held by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG; (vi) 7,475,480 Class A shares, 830,609 Class L shares and 218,933 preferred shares held by GS Capital Partners V Fund, L.P.; (vii) 3,861,537 Class A shares, 429,060 Class L shares and 113,092 preferred shares held by GS Capital Partners V Offshore Fund, L.P.; (viii) 296,373 Class A shares, 32,930 Class L shares and 8,680 preferred shares held by GS Capital Partners V GmbH & Co. KG; and (ix) 2,563,436 Class A shares, 284,826 Class L shares and 75,075 preferred shares held by GS Capital Partners V Institutional, L.P. Each of Goldman Sachs and GS Group disclaims beneficial ownership of the shares owned directly and indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The address for GS Group, Goldman Sachs and the GS Limited Partnerships is 200 West Street, New York, New York 10282.

(6)	Includes (i) 33,937,852 Class A shares, 3,770,872 Class L shares and 993,933 preferred shares held by KKR Millennium Fund L.P. (“KKR Millennium Fund”), whose general partner is KKR Associates Millennium L.P., whose general partner is KKR Millennium GP LLC; and (ii) 911,806 Class A shares, 101,312 Class L shares and 26,704 preferred shares held by KKR Partners III, L.P. (“KKR III” and, together with KKR Millennium Fund, the “KKR Funds”), whose general partner is KKR III GP LLC. As the designated members of KKR Management LLC, which indirectly controls or manages KKR Millennium GP LLC, and as the managing members of KKR III GP LLC, Messrs. Henry R. Kravis and George R. Roberts may be deemed to share beneficial ownership of the shares held or controlled by the KKR Funds. Each of KKR Associates Millennium L.P., KKR Millennium GP LLC, KKR III GP LLC and Messrs. Kravis and Roberts disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(7)	Includes (i) 18,390,397 Class A shares, 2,043,377 Class L shares and 538,597 preferred shares held by Providence Equity Partners V LP (“PEP V”), whose general partner is Providence Equity GP V LP, whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); and (ii) 2,904,841 Class A shares, 322,760 Class L shares and 85,074 preferred shares held by Providence Equity Partners V-A LP (“PEP V-A” and, together with PEP V, the “Providence Equity Funds”), whose general partner is Providence Equity GP V LP, whose general partner is PEP V LLC. PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. Messrs. Angelakis, Creamer, Masiello, Mathieu, Nelson, Pelson and Salem are members of PEP V LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaim such beneficial ownership. The address of each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(8)	Includes (i) 34,440,889 Class A shares, 3,826,766 Class L shares and 1,008,665 preferred shares held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares, 5,295 Class L shares and 1,396 preferred shares held by Silver Lake Technology Investors II, L.P. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose general partner is SLTA II. The address of each of the entities listed in this footnote is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.

(9)

Includes (i) 20,745,833 Class A shares, 2,305,093 Class L shares and 607,580 preferred shares held by TPG Partners IV, L.P. (“Partners IV”), whose general partner is TPG GenPar IV, L.P. (“GenPar IV”), whose general partner is TPG GenPar IV Advisors, LLC (“Advisors IV”), whose managing member is TPG Holdings I, L.P., whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose sole general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”); (ii) 2,349,389 Class A shares, 261,043 Class L shares and 68,806 preferred shares held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares, 41,889 Class L shares and 11,041 preferred shares held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II; (iv) 5,416,667 Class A shares, 601,852 Class L shares and 158,637 preferred shares held by TPG Solar III LLC (“Solar III”), whose managing member is TPG Partners III, L.P., whose general partner is TPG GenPar III, L.P., whose general partner is TPG Advisors III, Inc. (“Advisors III”); and (v) 5,960,768 Class A shares, 662,308 Class L shares and 174,572 preferred shares held by TPG Solar Co-Invest LLC (“Solar Co-Invest” and, collectively with Partners IV, T3 Partners II, T3 Parallel II and Solar III, the “TPG Funds”), whose managing member is TPG Advisors IV, Inc., a Delaware corporation (“Advisors IV”). David Bonderman and James G. Coulter are officers and sole shareholders of Group Advisors, T3 Advisors II, Advisors III and Advisors IV and may therefore be deemed to beneficially own the shares held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of TPG Funds and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after March 1, 2015 by stock option exercise or RSU distribution:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Marianne Brown	16,132	1,792	472
Russell P. Fradin	1,131,042	125,671	33,125
Kevin J. McCurry	12,908	1,434	378
Charles J. Neral	140,886	15,654	4,126
Brian A. Traquair	192,850	21,428	5,648
All 16 directors and current executive officers as a group	1,916,984	212,998	56,142

(11)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a co-founder of Silver Lake. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(12)	Mr. Johnson, a director of the Parent Companies and SunGard, is an employee of an affiliate of The Blackstone Group, L.P. Mr. Johnson disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein.

(13)	Does not include shares held by the Bain Funds. The governance, investment strategy and decision-making process with respect to investments held by the Bain Funds is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steve Barnes, Joshua Bekenstein, John Connaughton, Stephen Pagliuca, Michel Plantevin, Dwight Poler and Jonathan Zhu. Because of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Funds. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. Mr. Loring, a director of the Parent Companies and SunGard, is a Managing Director of Bain Capital Investors, LLC and may therefore be deemed to beneficially own the amounts disclosed in the table next to “Bain Funds.” Mr. Loring expressly disclaims beneficial ownership of any such securities except to the extent of his pecuniary interest therein.

(14)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of TPG Capital, L.P., an affiliate of the TPG Funds. Mr. Marren does not have voting or investment power over, and disclaims beneficial ownership of, the shares held by the TPG Funds.

(15)	Mr. Mehra, a director of the Parent Companies and SunGard, is a Managing Director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(16)	Mr. Noell, a director of the Parent Companies and SunGard, is a Managing Director of Providence Equity L.L.C., an affiliate of the Providence Equity Funds. Amounts disclosed for Mr. Noell are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Mr. Noell disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of his pecuniary interest therein.

(17)	Mr. Park, a director of the Parent Companies and SunGard, is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Park disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(18)	Excluding shares beneficially owned by Messrs. Hutchins, Mehra and Noell, the number of shares beneficially owned by all directors and executive officers as a group is as follows: Class A shares—2,684,542; Class L shares—298,282; preferred shares—78,622; percent of classes—1.04%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In connection with the LBO, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consulting services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. In March 2014, the Company and the Sponsors amended the management agreement to increase the management fee from 1% to 1.1% of quarterly “EBITDA” (as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation)) for five of seven Sponsors and fixed payments of $50,000 per quarter for each of the two remaining Sponsors, Bain and KKR. The sponsors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement. For the years ended December 31, 2012, 2013 and 2014, the Company recorded $9 million, $8 million and $9 million, respectively, relating to management fees in continuing operations. In addition, for the years ended December 31, 2012 and 2013, SunGard recorded $23 million and $4 million, respectively, relating to management fees in discontinued operations.

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

On March 31, 2014, in connection with the AS Split-Off, we entered into the following agreements:

(i) a Trademark License Agreement that sets forth the terms under which SpinCo and its affiliates are permitted to use the mark “SUNGARD AVAILABILITY SERVICES.” During the first two years following the AS Split-Off, the use of the licensed mark is royalty free. In years 3 through 5, AS will pay a royalty payment of 0.30% of their worldwide revenue, subject to certain exceptions. In years 6 and 7, the royalty will be reduced to 0.15% and 0.075%, respectively. Following year 7, AS will have a perpetual, royalty-free license to use the mark going forward assuming they maintain compliance with the Trademark License Agreement;

(ii) a Transition Services Agreement whereby we agreed to provide certain transitional and administrative support services, including employee benefits services, to AS and AS agreed to provide transitional and administrative support services to us for up to twelve months. At December 31, 2014, we recorded approximately $2 million of accounts receivable from AS under the Transition Services Agreement;

(iii) a Global Master Services Agreement (“GMSA”) replaced the existing agreements under which AS provides certain availability services, managed services, and recovery services to us. We agreed to spend a minimum of approximately $66,400,000 under the GMSA for the period from the AS Split-Off through March 31, 2016. For the nine months ended December 31, 2014, we incurred expenses of $25 million for services provided under the GMSA and at December 31, 2014, we recorded approximately $1 million of accounts receivable, $4 million of accounts payable, and a $1 million prepaid maintenance contract related to AS under the GMSA; and

(iv) a Tax Sharing and Disaffiliation Agreement whereby responsibility was allocated between us and AS for U.S. federal, state and local, and foreign income and other taxes relating to taxable periods before and after the AS Split-Off, and provided for computation and apportionment of tax liabilities and tax benefits between the parties. AS is generally responsible for all taxes attributable to the AS business for periods subsequent to the AS Split-Off and non-income related taxes attributable to the AS business for any taxable period before and after the date of the AS Split-Off. We retain responsibility for U.S. federal, state and local, and foreign income taxes for periods ending on or before the date of the AS Split-Off.

In addition, since the AS Split-Off, we have entered into agreements with AS in the ordinary course of business in which AS has purchased our treasury products and certain data center outsourcing services that resulted in revenue to us for the nine-months ended December 31, 2014 of $363,600 and $1,347,000, respectively.

Effective February 16, 2007, we entered into a three-year participation agreement with one-year renewal terms (“participation agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as our exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, we must purchase 80% of the requirements of our participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG, which for 2014 was $6,844,000, or CPG may terminate the contract. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the participation agreement to an affiliate of Blackstone, with whom David Johnson, a member of our Boards of Directors, is affiliated and in which he may have an indirect pecuniary interest.

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

Auditors’ Fees

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2013 and 2014, and fees for other services rendered by PricewaterhouseCoopers LLP for 2013 and 2014.

Fees	2013	2014
Audit fees (1)	$7,123,000	$8,074,000
Audit-related fees (2)	5,954,000	3,910,000
Tax fees (3)	710,000	1,410,000
All other fees (4)	21,000	14,000

Total Fees	$13,808,000	$13,398,000

(1)	In 2013, consists of services rendered in connection with the audit of our annual financial statements ($3,900,000), other SEC filings ($72,000) and certain broker/dealer audits and statutory audits ($3,151,000). In 2014, consists of services rendered in connection with the audit of our annual financial statements ($3,224,000), incremental audit costs associated with the AS Split-Off ($2,195,000), other SEC filings ($60,000) and certain broker/dealer audits and statutory audits ($2,595,000).
(2)	Consists of Statement on Standards for Attestation Engagements (SSAE) No. 16 data center audit fees, transaction due diligence fees, savings plan audits and special audits.
(3)	Consists of worldwide tax services primarily related to income tax return preparation and related matters.
(4)	Consists of other IT-related services and accounting research software fees.

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

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II SUNGARD DATA SYSTEMS INC.

Date: March 25, 2015	By:	/s/ RUSSELL P. FRADIN
Russell P. Fradin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ RUSSELL P. FRADIN Russell P. Fradin	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2015

/S/ CHARLES J. NERAL Charles J. Neral	Senior Vice President-Finance and Chief Financial Officer (principal financial officer)	March 25, 2015

/S/ CHRISTOPHER P. BREAKIRON Christopher P. Breakiron	Vice President and Chief Accounting Officer (principal accounting officer)	March 25, 2015

/S/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 25, 2015

/S/ DAVID L. JOHNSON David L. Johnson	Director	March 25, 2015

/S/ IAN K. LORING Ian K. Loring	Director	March 25, 2015

/S/ JOHN W. MARREN John W. Marren	Director	March 25, 2015

/S/ SANJEEV K. MEHRA Sanjeev K. Mehra	Director	March 25, 2015

/S/ R. DAVIS NOELL R. Davis Noell	Director	March 25, 2015

/S/ JOHN I. PARK John I. Park	Director	March 25, 2015

List of Exhibits

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
3.1	Amended and Restated Certificate of Incorporation of SDS	Form 10-Q for the period ended September 30, 2005			X
3.2	Amended and Restated Bylaws of SDS	Form 10-K for the year ended December 31, 2007			X
3.3	Second Amended and Restated Certificate of Incorporation of SCC	Form 8-K filed November 13, 2012	X	X	X
3.4	Amended and Restated Bylaws of SCC	SCC’s Registration Statement on Form 10-12G filed April 30, 2009	X
3.5	Second Amended and Restated Certificate of Incorporation of SCC II	Form 8-K filed December 20, 2012	X	X	X
3.6	Amended and Restated Bylaws of SCC II	SCCII’s Registration Statement on Form 10-12G filed April 30, 2009		X
4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee	Form 10-K for the year ended December 31, 2003			X
4.2	Indenture, dated as of November 16, 2010, among SDS, Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.375% Senior Notes	Form 8-K filed November 16, 2010	X	X	X
4.3	Indenture, dated as of November 16, 2010, among SDS, Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.625% Senior Notes	Form 8-K filed November 16, 2010	X	X	X
4.4	Indenture, dated as of November 1, 2012, among SDS, Guarantors named therein and the Bank of New York Mellon, as Trustee, governing the 6.625% Senior Subordinated Notes due 2019	Form 8-K filed November 7, 2012	X	X	X
4.5	Registration Rights Agreement, dated as of November 1, 2012, among SDS, Guarantors named therein and CitiGroup Global Markets Inc. as Representative for the Initial Purchasers and Goldman, Sachs & Co. relating to the 6.625% Senior Subordinated Notes due 2019	Form 8-K filed November 7, 2012	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.1	Amended and Restated Credit Agreement, dated as of August 11, 2005, as amended by the Seventh Amendment and Restatement Agreement dated as of February 7, 2014, among SDS, SunGard Holdco LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto	Form 8-K filed February 13, 2014	X	X	X
10.2	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SDS, Solar Capital Corp., the Subsidiaries of SDS identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent	Form 10-Q for the period ended September 30, 2005			X
10.3	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SDS, Solar Capital Corp., the Subsidiaries of SDS identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent	Form 10-Q for the period ended September 30, 2005			X
10.4	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SDS, Solar Capital Corp., the Subsidiaries of SDS identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent	Form 10-Q for the period ended September 30, 2005			X
10.5	Third Amended and Restated Credit and Security Agreement, dated as of May 14, 2014, by and among SunGard AR Financing LLC, as borrower, the financial institutions party thereto from time to time as lenders and General Electric Capital Corporation as a lender, swing line lender and administrative agent	Form 8-K filed May 19, 2014 (Exhibit A to Exhibit 10.1 thereto)	X	X	X
10.6	Amendment and Restatement Agreement, dated as of May 14, 2014, by and among SDS, as parent, SunGard AR Financing LLC, as borrower, certain subsidiaries of SunGard Data Systems Inc., as sellers, the financial institutions party thereto from time to time as lenders and General Electric Capital Corporation as a lender, swing line lender and administrative agent	Form 8-K filed May 19, 2014	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.7	Amended and Restated Receivables Sales Agreement, dated as of May 14, 2014, by and among each of the persons signatory thereto from time to time as Sellers, SunGard AR Financing LLC as Buyer, and SDS, as Seller Agent	Form 8-K filed May 19, 2014 (Exhibit B to Exhibit 10.1 thereto)	X	X	X
10.8	Seller Support Agreement, dated as of March 27, 2009, by SunGard Data Systems Inc., in favor of SunGard AR Financing LLC	Form 8-K filed April 2, 2009
10.9*†	Employment Agreement by and among Russell Fradin, SDS, SCC and SCC II, dated May 13, 2011 and effective as of May 31, 2011	Form 10-Q for the period ended June 30, 2011	X	X	X
10.10*	Employment Agreement by and between SDS and Charles Neral effective as of July 2, 2012	Form 8-K filed June 14, 2012	X	X	X
10.11*	Employment Agreement by and among Marianne Brown, SDS, SCC and SCC II, effective as of February 24, 2014					X
10.12*	Employment Agreement by and among Kevin McCurry, SDS, SCC and SCC II, effective as of January 20, 2014					X
10.13*	SunGard 2005 Management Incentive Plan as Amended and Restated February 13, 2013	Form 10-K for the year ended December 31, 2012	X	X	X
10.14*	SunGard Dividend Rights Plan as Amended September 6, 2007	Form 10-Q for the period ended September 30, 2007			X
10.15*	Forms of Rollover Stock Option Award Agreements	Form 10-Q for the period ended September 30, 2005			X
10.16*	Forms of 2005 Time-Based Stock Option Award Agreements	Form 10-Q for the period ended September 30, 2005			X
10.17*	Forms of 2005 Performance-Based Stock Option Award Agreements	Form 10-Q for the period ended September 30, 2005			X
10.18*	Forms of 2007 Performance-Based Restricted Stock Unit Award Agreements	Form 10-Q for the period ended September 30, 2007			X
10.19*	Forms of 2007 Time-Based Class A Stock Option Award Agreements	Form 10-Q for the period ended September 30, 2007			X
10.20*	Forms of 2007 Performance-Based Class A Stock Option Award Agreements	Form 10-Q for the period ended September 30, 2007			X
10.21*	Form of Amendment to the Performance-Based Stock Option Award Agreements	Schedule TO of SCC and SCCII, each filed August 13, 2009	005- 84880	005- 84881

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.22*	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements	Schedule TO of SCC and SCCII, each filed August 13, 2009	005- 84880	005- 84881
10.23*	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements	Schedule TO of SCC and SCC II, each filed August 13, 2009
10.24*	Forms of May 2010 Performance-Based Restricted Stock Unit Award Agreements	Form 10-Q for the period ended June 30, 2010	X	X	X
10.25*	Forms of May 2010 Performance-Based Class A Stock Option Award Agreements	Form 10-Q for the period ended June 30, 2010	X	X	X
10.26*	Forms of May 2010 Time-Based Restricted Stock Unit Award Agreements	Form 10-Q for the period ended June 30, 2010	X	X	X
10.27*	Forms of May 2010 Time-Based Class A Stock Option Award Agreements	Form 10-Q for the period ended June 30, 2010	X	X	X
10.28*	Forms of June 25, 2010 Amendment to the Performance-Based Equity Award Agreements	Form 10-Q for the period ended June 30, 2010	X	X	X
10.29*	Form of June 2011 Time-Based Restricted Stock Unit Award Agreements	Form 10-Q for the period ended June 30, 2011
10.30*	Form of June 2011 Performance-Based Restricted Stock Unit Award Agreements	Form 10-Q for the period ended June 30, 2011	X	X	X
10.31*	Time-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral	Form 10-Q for the period ended September 30, 2012	X	X	X
10.32*	Performance-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral	Form 10-Q for the period ended September 30, 2012	X	X	X
10.33*	Form of November 2012 Time-Based Restricted Stock Unit Award Agreement	Form 10-K for the year ended December 31, 2012	X	X	X
10.34*	Form of November 2012 Performance-Based Restricted Stock Unit Award Agreement	Form 10-K for the year ended December 31, 2012	X	X	X
10.35*	Form of June 2013 Performance-Based Appreciation Unit Award Agreement	Form 8-K filed June 14, 2013	X	X	X
10.36*	Form of June 2013 Time-Based Appreciation Unit Award Agreement	Form 8-K filed June 14, 2013	X	X	X
10.37*	Form of June 2014 Performance-Based Appreciation Unit Award Agreement					X
10.38*	Form of June 2014 Time-Based Appreciation Unit Award Agreement					X
10.39*	SunGard Annual Incentive Compensation Plan, As Amended and Restated on November 15, 2012	Form 10-K for the year ended December 31, 2012	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.40	Form of Indemnification Agreement between SCC, SCC II, SunGard Holding Corp., SunGard HoldCo LLC, SDS and directors and certain officers of SDS	Form 10-Q for the period ended September 30, 2005	X	X	X
10.41	Second Amended and Restated Stockholders Agreement, dated March 31, 2014, by and among SDS, SCC, SCC II, SunGard Holding Corp., SunGard Holdco LLC, and the stockholder parties provided therein	Form 8-K filed April 4, 2014	X	X	X
10.42	Second Amended and Restated Participation, Registration Rights and Coordination Agreement, dated March 31, 2014, by and among SDS, SCC, SCC II, SunGard Holding Corp., SunGard Holdco LLC, and certain stockholder parties provided therein	Form 8-K filed April 4, 2014	X	X	X
10.43	Second Amended and Restated Principal Investor Agreement, dated March 31, 2014, by and among SDS, SCC, SCC II, SunGard Holding Corp., SunGard Holdco LLC, and certain principal investor parties provided therein	Form 8-K filed April 4, 2014	X	X	X
10.44	Amended & Restated Management Agreement, dated March 31, 2014, by and among SDS, SCC, SCC II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners L.L.C., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P.	Form 8-K filed April 4, 2014	X	X	X
10.45	Separation and Distribution Agreement, dated March 31, 2014, by and among SCC, SCC II, SunGard Holding Corp., SunGard Holdco LLC, SDS, Sungard Availability Services Capital, Inc., and Sungard Availability Services Holdings, LLC	Form 8-K filed April 4, 2014	X	X	X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
10.46	Tax Sharing and Disaffiliation Agreement, dated March 31, 2014, by and among SCC, SDS, Sungard Availability Services Capital, Inc., and Sungard Availability Services Holdings, LLC	Form 8-K filed April 4, 2014	X	X	X
10.47	Trademark License Agreement, dated March 31, 2014, between SunGard Development LLC and Sungard Availability Services Capital, Inc.	Form 8-K filed April 4, 2014	X	X	X
10.48	Exchange Agreement, dated as of March 17, 2014, among SDS, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and, with respect to certain sections thereof, Sungard Availability Services Capital, Inc.	Form 8-K filed March 21, 2014	X	X	X
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrants					X
23.1	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements					X
31.1	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Charles J. Neral, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Charles J. Neral, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Section 13(r) Disclosure of Certain Sponsors					X

No.	Exhibit	Incorporated By Reference to the Exhibits Filed With:	Commission File No.			Filed with this Report
			SCC 000- 53653	SCCII 000- 53654	SDS 001- 12989
101	Interactive Data Files for SCC, SCC II and SDS, pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2013 and 2014 and (v) Notes to Consolidated Financial Statements.					X

†	Portions of this exhibit have been omitted in accordance with an order granting confidential treatment.

*	Management contract or compensatory plan or arrangement.