Form 10-Q
period 2015-03-31
SUNGARD CAPITAL CORP; SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP II
filed 2015-05-14
CIK 1337272, 789388, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐	No ☒
SunGard Capital Corp. II	Yes ☐	No ☒
SunGard Data Systems Inc.	Yes ☐	No ☒

The number of shares of the registrants’ common stock outstanding as of March 31, 2015:

SunGard Capital Corp.	257,795,867 shares of Class A common stock and 28,643,983 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2014	March 31, 2015
Assets
Current:
Cash and cash equivalents	$447	$555
Trade receivables, less allowance for doubtful accounts of $22 and $20	572	449
Earned but unbilled receivables	114	110
Prepaid expenses and other current assets	116	105

Total current assets	1,249	1,219

Property and equipment, less accumulated depreciation of $414 and $420	152	147
Software products, less accumulated amortization of $1,754 and $1,760	224	220
Customer base, less accumulated amortization of $531 and $539	360	346
Other assets, less accumulated amortization of $22 and $23	94	74
Trade name	672	672
Goodwill	3,760	3,711

Total Assets	$6,511	$6,389

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$1
Accounts payable	21	10
Accrued compensation and benefits	227	143
Accrued interest expense	30	68
Other accrued expenses	131	132
Deferred revenue	589	569

Total current liabilities	998	923

Long-term debt	4,669	4,669
Deferred and other income taxes	616	607
Other long-term liabilities	39	37

Total liabilities	6,322	6,236

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	37	37
Class L common stock subject to a put option	57	56
Class A common stock subject to a put option	3	3

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $8,064 million and $8,337 million; 50,000,000 shares authorized, 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,565,118 shares issued	—	—
Capital in excess of par value	2,674	2,681
Treasury stock, 442,460 and 418,438 shares of Class L common stock; and 3,985,453 and 3,769,251 shares of Class A common stock	(38)	(36)
Accumulated deficit	(3,902)	(3,917)
Accumulated other comprehensive income (loss)	(132)	(203)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(1,398)	(1,475)
Noncontrolling interest in preferred stock of SCCII	1,490	1,532

Total equity	92	57

Total Liabilities and Equity	$6,511	$6,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenue	$653	$671

Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	269	268
Sales, marketing and administration	168	152
Product development and maintenance	99	86
Depreciation	24	29
Amortization of acquisition-related intangible assets	43	21
Trade name impairment charge	339	—

Total costs and expenses	942	556

Operating income (loss)	(289)	115

Other income (expense):
Interest expense and amortization of deferred financing fees	(74)	(71)
Loss on extinguishment of debt	(61)	—

Other income (expense)	(135)	(71)

Income (loss) from continuing operations before income taxes	(424)	44
Benefit from (provision for) income taxes	101	(18)

Income (loss) from continuing operations	(323)	26
Income (loss) from discontinued operations, net of tax	(17)	2

Net income (loss)	(340)	28
(Income) attributable to the noncontrolling interest	(50)	(43)

Net income (loss) attributable to SunGard Capital Corp.	(390)	(15)

Other comprehensive income (loss):
Foreign currency translation, net	22	(67)
Unrealized gain (loss) on derivative instruments, net of tax	3	(4)

Other comprehensive income (loss), net of tax	25	(71)

Comprehensive income (loss)	(315)	(43)
Comprehensive (income) loss attributable to the noncontrolling interest	(50)	(43)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(365)	$(86)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flow from operations:
Net income (loss)	$(340)	$28
Income (loss) from discontinued operations	(17)	2

Income (loss) from continuing operations	(323)	26
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	67	50
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(83)	(6)
Stock compensation expense	9	10
Amortization of deferred financing costs and debt discount	7	4
Loss on extinguishment of debt	61	—
Changes in working capital:
Accounts receivable and other current assets	101	125
Accounts payable and accrued expenses	(111)	(104)
Accrued interest	34	39
Accrued income taxes	(17)	23
Deferred revenue	2	(13)

Cash flow from (used in) continuing operations	86	154
Cash flow from (used in) discontinued operations	36	—

Cash flow from (used in) operations	122	154

Investment activities:
Cash paid for acquired businesses, net of cash acquired	—	(4)
Cash paid for property and equipment, and software	(28)	(28)

Cash provided by (used in) continuing operations	(28)	(32)
Cash provided by (used in) discontinued operations	5	1

Cash provided by (used in) investment activities	(23)	(31)

Financing activities:
Cash received from borrowings, net of fees	(6)	—
Cash used to repay debt	(1,324)	—
Cash used to purchase treasury stock	(4)	(1)
Other financing activities	(4)	(3)

Cash provided by (used in) continuing operations	(1,338)	(4)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(451)	(4)

Effect of exchange rate changes on cash	1	(11)

Increase (decrease) in cash and cash equivalents	(351)	108
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $—	706	447

Ending cash and cash equivalents	$355	$555

Supplemental information:

Interest paid	$58	$28

Income taxes paid, net of refunds of $12 million and $12 million, respectively	$4	$1

Non-cash financing activities:
Distribution of net assets of SpinCo (See Note 1)	$223	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SunGard Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2014	March 31, 2015
Assets
Current:
Cash and cash equivalents	$447	$555
Trade receivables, less allowance for doubtful accounts of $22 and $20	572	449
Earned but unbilled receivables	114	110
Prepaid expenses and other current assets	116	105

Total current assets	1,249	1,219

Property and equipment, less accumulated depreciation of $414 and $420	152	147
Software products, less accumulated amortization of $1,754 and $1,760	224	220
Customer base, less accumulated amortization of $531 and $539	360	346
Other assets, less accumulated amortization of $22 and $23	94	74
Trade name	672	672
Goodwill	3,760	3,711

Total Assets	$6,511	$6,389

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$1
Accounts payable	21	10
Accrued compensation and benefits	227	143
Accrued interest expense	30	68
Other accrued expenses	127	128
Deferred revenue	589	569

Total current liabilities	994	919

Long-term debt	4,669	4,669
Deferred and other income taxes	616	607
Other long-term liabilities	32	30

Total liabilities	6,311	6,225

Commitments and contingencies

Preferred stock subject to a put option	31	31

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,498 million and $1,542 million; 14,999,000 shares authorized, 10,060,069 shares issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,519	3,525
Treasury stock, 2,516,374 and 2,510,042 preferred shares	(280)	(279)
Accumulated deficit	(2,939)	(2,911)
Accumulated other comprehensive income (loss)	(132)	(203)

Total stockholder’s equity	168	132
Noncontrolling interest	1	1

Total Equity	169	133

Total Liabilities and Equity	$6,511	$6,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenue	$653	$671

Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	269	268
Sales, marketing and administration	168	152
Product development and maintenance	99	86
Depreciation	24	29
Amortization of acquisition-related intangible assets	43	21
Trade name impairment charge	339	—

Total costs and expenses	942	556

Operating income (loss)	(289)	115

Other income (expense):
Interest expense and amortization of deferred financing fees	(74)	(71)
Loss on extinguishment of debt	(61)	—

Other income (expense)	(135)	(71)

Income (loss) from continuing operations before income taxes	(424)	44
Benefit from (provision for) income taxes	101	(18)

Income (loss) from continuing operations	(323)	26
Income (loss) from discontinued operations, net of tax	(17)	2

Net income (loss)	(340)	28

Other comprehensive income (loss):
Foreign currency translation, net	22	(67)
Unrealized gain (loss) on derivative instruments, net of tax	3	(4)

Other comprehensive income (loss)	25	(71)

Comprehensive income (loss)	$(315)	$(43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flow from operations:
Net income (loss)	$(340)	$28
Income (loss) from discontinued operations	(17)	2

Income (loss) from continuing operations	(323)	26
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	67	50
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(83)	(6)
Stock compensation expense	9	10
Amortization of deferred financing costs and debt discount	7	4
Loss on extinguishment of debt	61	—
Changes in working capital:
Accounts receivable and other current assets	101	125
Accounts payable and accrued expenses	(111)	(104)
Accrued interest	34	39
Accrued income taxes	(17)	23
Deferred revenue	2	(13)

Cash flow from (used in) continuing operations	86	154
Cash flow from (used in) discontinued operations	36	—

Cash flow from (used in) operations	122	154

Investment activities:
Cash paid for acquired businesses, net of cash acquired	—	(4)
Cash paid for property and equipment, and software	(28)	(28)

Cash provided by (used in) continuing operations	(28)	(32)
Cash provided by (used in) discontinued operations	5	1

Cash provided by (used in) investment activities	(23)	(31)

Financing activities:
Cash received from borrowings, net of fees	(6)	—
Cash used to repay debt	(1,324)	—
Cash used to purchase treasury stock	(2)	(1)
Other financing activities	(6)	(3)

Cash provided by (used in) continuing operations	(1,338)	(4)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(451)	(4)

Effect of exchange rate changes on cash	1	(11)

Increase (decrease) in cash and cash equivalents	(351)	108
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $—	706	447

Ending cash and cash equivalents	$355	$555

Supplemental information:

Interest paid	$58	$28

Income taxes paid, net of refunds of $12 million and $12 million, respectively	$4	$1

Non-cash financing activities:
Distribution of net assets of SpinCo (See Note 1)	$223	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SunGard Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2014	March 31, 2015

Assets
Current:
Cash and cash equivalents	$447	$555
Trade receivables, less allowance for doubtful accounts of $22 and $20	572	449
Earned but unbilled receivables	114	110
Prepaid expenses and other current assets	112	101

Total current assets	1,245	1,215

Property and equipment, less accumulated depreciation of $414 and $420	152	147
Software products, less accumulated amortization of $1,754 and $1,760	224	220
Customer base, less accumulated amortization of $531 and $539	360	346
Other assets, less accumulated amortization of $22 and $23	94	74
Trade name	672	672
Goodwill	3,760	3,711

Total Assets	$6,507	$6,385

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$1
Accounts payable	21	10
Accrued compensation and benefits	227	143
Accrued interest expense	30	68
Other accrued expenses	127	128
Deferred revenue	589	569

Total current liabilities	994	919

Long-term debt	4,669	4,669
Deferred and other income taxes	608	599
Other long-term liabilities	31	30

Total liabilities	6,302	6,217

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,380	3,386
Accumulated deficit	(3,044)	(3,016)
Accumulated other comprehensive income (loss)	(132)	(203)

Total stockholder’s equity	204	167
Noncontrolling interest	1	1

Total Equity	205	168

Total Liabilities and Equity	$6,507	$6,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenue	$653	$671

Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	269	268
Sales, marketing and administration	168	152
Product development and maintenance	99	86
Depreciation	24	29
Amortization of acquisition-related intangible assets	43	21
Trade name impairment charge	339	—

Total costs and expenses	942	556

Operating income (loss)	(289)	115

Other income (expense):
Interest expense and amortization of deferred financing fees	(74)	(71)
Loss on extinguishment of debt	(61)	—

Other income (expense)	(135)	(71)

Income (loss) from continuing operations before income taxes	(424)	44
Benefit from (provision for) income taxes	101	(18)

Income (loss) from continuing operations	(323)	26
Income (loss) from discontinued operations, net of tax	(17)	2

Net income (loss)	(340)	28

Other comprehensive income (loss):
Foreign currency translation, net	22	(67)
Unrealized gain (loss) on derivative instruments, net of tax	3	(4)

Other comprehensive income (loss)	25	(71)

Comprehensive income (loss)	$(315)	$(43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flow from operations:
Net income (loss)	$(340)	$28
Income (loss) from discontinued operations	(17)	2

Income (loss) from continuing operations	(323)	26
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	67	50
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(83)	(6)
Stock compensation expense	9	10
Amortization of deferred financing costs and debt discount	7	4
Loss on extinguishment of debt	61	—
Changes in working capital:
Accounts receivable and other current assets	101	125
Accounts payable and accrued expenses	(111)	(104)
Accrued interest	34	39
Accrued income taxes	(17)	23
Deferred revenue	2	(13)

Cash flow from (used in) continuing operations	86	154
Cash flow from (used in) discontinued operations	36	—

Cash flow from (used in) operations	122	154

Investment activities:
Cash paid for acquired businesses, net of cash acquired	—	(4)
Cash paid for property and equipment, and software	(28)	(28)

Cash provided by (used in) continuing operations	(28)	(32)
Cash provided by (used in) discontinued operations	5	1

Cash provided by (used in) investment activities	(23)	(31)

Financing activities:
Cash received from borrowings, net of fees	(6)	—
Cash used to repay debt	(1,324)	—
Other financing activities	(8)	(4)

Cash provided by (used in) continuing operations	(1,338)	(4)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(451)	(4)

Effect of exchange rate changes on cash	1	(11)

Increase (decrease) in cash and cash equivalents	(351)	108
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $—	706	447

Ending cash and cash equivalents	$355	$555

Supplemental information:

Interest paid	$58	$28

Income taxes paid, net of refunds of $12 million and $12 million, respectively	$4	$1

Non-cash Financing activities:
Distribution of net assets of SpinCo (See Note 1)	$227	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SunGard Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. (“SunGard”) is one of the world’s leading software and technology services companies and has two reportable segments: Financial Systems (“FS”) and Public Sector & Education (“PS&E”). The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

The AS business, which was split-off on March 31, 2014, and two small FS businesses, which were sold on January 31, 2014, have been included in our financial results as discontinued operations for all periods presented.

The accompanying interim condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2014 has been revised to present stock compensation expense and developer time spent on customer billable professional services projects in the correct functional expense categories. Refer to Note 2 for additional details.

All of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were split-off on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in both the Condensed Consolidated Statements of Comprehensive Income (Loss) and the rollforwards of stockholders’ equity included in the notes to the condensed consolidated financial statements in each of the Quarterly Reports. However, the inclusion of this item in the 2014 Condensed Consolidated Statements of Comprehensive Income (Loss) was not appropriate since it relates to the distribution of the AS businesses to the Company’s owners and should have been excluded from the 2014 Other Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for the three months ended March 31, 2014. The following table presents the amounts as originally reported and as revised for each of SCC, SCCII and SunGard (in millions):

	Three Months Ended March 31, 2014
	As Reported	As Revised
Other Comprehensive Income (loss)	$(57)	$25
Comprehensive Income (Loss)	(397)	(315)
Comprehensive Income (Loss) attributable to SunGard Capital Corp. (SCC only)	(447)	(365)

Cost of Sales and Direct Operating Expenses

Cost of sales and direct operating expenses represents the cost of providing the Company’s software and services offerings to customers and excludes depreciation, amortization and the cost of maintenance.

Recent Accounting Pronouncements

Recently Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Auditing Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 was effective beginning January 1, 2015, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. ASU 2014-08 will affect how the Company identifies and presents discontinued operations in the consolidated financial statements.

Recently Issued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. This new guidance establishes a five step process that companies must use in order to recognize revenue properly. Those five steps are: (i) identifying contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The new ASU will affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASU 2014-09 was to be effective for the Company starting in the first quarter of fiscal 2017. However, in April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. The new standard is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. ASU 2015-03 will be effective for the Company for the annual period beginning after December 15, 2015 and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. For public companies, the new standard is effective for annual periods, including interim periods, beginning after December 15, 2015. For non-public companies, it is effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Expense Classification:

Effective December 31, 2014, within the Condensed Consolidated Statements of Comprehensive Income (Loss), the Company revised its presentation of stock compensation expense. Formerly, the Company presented this expense entirely within sales, marketing and administration expense. The Company’s revised presentation allocates these costs to the appropriate functional areas. Further, the Company has revised its presentation of the costs for developer time spent on customer billable professional services projects. Formerly, the Company presented this expense within product development and maintenance expense. The Company’s revised presentation records these amounts to cost of sales and direct operating expense. There was no impact on total reported costs and expenses for any period as a result of the changes. Management does not believe these revisions are material to the previously issued financial statements.

The impact of these items within the functional areas for the three months ended March 31, 2014 is as follows (in millions):

	Three Months Ended March 31, 2014
	As reported	Revised presentation of stock compensation expense	Revised presentation of developer time spent on professional services projects	As presented in the statement of comprehensive income (loss)
Cost of sales and direct operating (See Note 1)	$263	$1	$5	$269
Sales, marketing and administration	170	(2)	—	168
Product development and maintenance	103	1	(5)	99

Total functional expenses	$536	$—	$—	$536

3. Discontinued Operations:

On January 31, 2014, the Company completed the sale of two small businesses within the FS segment in exchange for €27 million paid at closing, €9 million to be paid no later than March 2016 (“deferred purchase price”) and €2 million to be paid upon the successful assignment of certain customer contracts. The deferred purchase price is unconditional and is secured by a bank guarantee. During the first quarter of 2015, the Company successfully assigned certain of these customer contracts and recognized a $2 million gain in discontinued operations. Also included in discontinued operations are the results of our former AS business as a result of the AS Split-Off (see Note 1), which was completed on March 31, 2014. These businesses have been included in our financial results as discontinued operations for all periods presented.

The results for discontinued operations for the three months ended March 31, 2014 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2014	2015
Revenue	$338	$—

Operating income (loss)	(26)	—
Interest expense	(18)	—
Gain on sale of business	23	2

Income (loss) before income taxes	(21)	2
Benefit from income taxes	4	—

Income (loss) from discontinued operations	$(17)	$2

4. Intangible Assets and Goodwill:

Goodwill

The following table summarizes the changes in goodwill, by segment, for the three months ended March 31, 2015 (in millions):

	Cost			Accumulated impairment
	FS	PS&E	Subtotal	PS&E	Total
Balance at December 31, 2014	$3,433	$544	$3,977	$(217)	$3,760
2015 acquisitions	2	—	2	—	2
Effect of foreign currency translation	(50)	—	(50)	—	(50)
Other	(1)	—	(1)	—	(1)

Balance at March 31, 2015	$3,384	$544	$3,928	$(217)	$3,711

A portion of the Company’s goodwill is denominated in currencies other than the U.S. Dollar.

Intangible Asset amortization

The total expected amortization of acquisition-related intangible assets for years ended December 31 is as follows (in millions):

2015	$84
2016	68
2017	60
2018	55
2019	48

5. Accumulated Other Comprehensive Income:

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(1)	$(125)	$(6)	$(132)

Other comprehensive loss before reclassifications	(9)	(67)	—	(76)
Amounts reclassified from accumulated other comprehensive income, net of tax	5	—	—	5

Net current-period other comprehensive loss	(4)	(67)	—	(71)

Balance at March 31, 2015	$(5)	$(192)	$(6)	$(203)

The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from accumulated other comprehensive income, for the three months ended March 31, 2014 and 2015 (in millions):

			Affected Line Item in the Statement of Comprehensive Income (Loss) for Components Reclassified from OCI

	Three months ended March 31,
Other Comprehensive Income (Loss) Components	2014	2015
Unrealized gain (loss) on derivative instruments	$2	$(9)

Loss (gain) on derivatives reclassified into income:
Interest rate contracts	2	2	Interest expense and amortization of deferred financing fees
Forward currency hedges	(1)	1	Cost of sales and direct operating

Total reclassified into income	1	3
Income tax benefit	—	2

Amounts reclassified from accumulated other comprehensive income, net of tax	1	5

Unrealized gain (loss) on derivative instruments, net of tax	$3	$(4)

6. Debt and Derivatives:

On March 31, 2015, the Company had $593 million of available borrowing capacity and $7 million of outstanding letters of credit under its $600 million revolving credit facility. In addition, there were $4 million of letters of credit outstanding at March 31, 2015 that did not impact availability under the revolving credit facilities.

SunGard’s ability to make dividend payments to its equity holders is governed by the covenants in its debt agreements. Without obtaining an amendment to those documents, SunGard’s covenants currently limit such a dividend to a total of $200 million.

Debt consisted of the following (in millions):

	December 31, 2014	March 31, 2015
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—
Tranche C due February 28, 2017, effective interest rate of 4.44% and 4.44%	400	400
Tranche E due March 8, 2020, effective interest rate of 4.31% and 4.31%	1,918	1,918

Total Senior Secured Credit Facilities	2,318	2,318
Senior Notes due 2018 at 7.375%	511	511
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured Accounts Receivable Facility, at 3.16% and 3.18%	140	140
Other	—	1

Total debt	$4,669	$4,670

Short-term borrowings and current portion of long-term debt	$—	$1
Long-term debt	4,669	4,669

Total debt	$4,669	$4,670

Future Maturities

At March 31, 2015, the contractual future maturities of debt are as follows (in millions):

Contractual Maturities
2015	$1
2016	—
2017	400
2018	511
2019	1,140
Thereafter	2,618

Total debt	$4,670

SunGard uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Amended and Restated Credit Agreement (“Credit Agreement”). Each swap agreement is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At March 31, 2015, one-month and three-month LIBOR were 0.18% and 0.27%, respectively. The net receipt or payment from the interest rate swap agreements is included in the Condensed Consolidated Statements of Comprehensive Income (Loss) as interest expense. The interest rates in the components of the debt table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at March 31, 2015 follows (in millions):

Inception	Maturity	Notional amount (in millions)	Weighted- average Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February-March 2014	March 2020	300	2.27%	3-Month

Total / Weighted-Average Interest Rate		$900	1.52%

The fair values of the swap agreements at December 31, 2014 were $1 million and $5 million and were included in other assets and other accrued expenses, respectively. The fair value of the swap agreements at March 31, 2015 is $10 million and is included in other accrued expenses.

The Company has no ineffectiveness related to its swap agreements. During the next twelve months, the Company expects to reclassify approximately $8 million from accumulated other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at March 31, 2015.

7. Fair Value Measurements:

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 – Unobservable inputs for the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2015 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$60	$—	$—	$60
Currency forward contracts	Prepaid expenses and other current assets	—	3	—	3

Total		$60	$3	$—	$63

Liabilities
Interest rate swap agreements	Other accrued expenses	$—	$10	$—	$10
Currency forward contracts	Other accrued expenses	—	2	—	2

Total		$—	$12	$—	$12

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$106	$—	$—	$106
Interest rate swap agreements	Other assets	—	1	—	1
Currency forward contracts	Prepaid expenses and other current assets	—	3	—	3

Total		$106	$4	$—	$110

Liabilities
Interest rate swap agreements	Other accrued expenses	$—	$5	$—	$5
Currency forward contracts	Other accrued expenses	—	1	—	1

Total		$—	$6	$—	$6

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

The fair value of the trade name is categorized as Level 3, a non-recurring fair value measurement using significant unobservable inputs, and is estimated by discounted cash flows based on projected future revenues. This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. During the three months ended March 31, 2014, the Company recorded a $339 million trade name impairment charge. See Notes 1 and 7 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2014 and March 31, 2015 (in millions):

	December 31, 2014		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$2,458	$2,431	$2,458	$2,463
Fixed rate debt	2,211	2,286	2,212	2,303

8. Noncontrolling Interest:

A rollforward of SCC’s noncontrolling interest for the three months ended March 31, 2015 is as follows (in millions):

	Noncontrolling interest
	Temporary equity	Permanent equity	Total

Balances at December 31, 2014	$37	$1,490	$1,527
Net income	1	42	43
Purchase of treasury stock	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units to temporary equity	1	—	1
Cancellation of put options due to employee terminations	(1)	1	—
Other	(1)	—	(1)

Balances at March 31, 2015	$37	$1,532	$1,569

A rollforward of SCC’s noncontrolling interest for the three months ended March 31, 2014 follows (in millions):

	Noncontrolling interest
	Temporary equity	Permanent equity	Total

Balances at December 31, 2013	$42	$1,741	$1,783
Net income	—	50	50
Issuance of common and preferred stock	(1)	—	(1)
Purchase of treasury stock	—	(2)	(2)
Impact of exchange of SpinCo common stock for SCCII preferred stock	(1)	(428)	(429)
Impact of modification of SunGard Awards	(4)	—	(4)
Impact of modification of SpinCo Awards	(6)	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	2	—	2
Cancellation of put options due to employee terminations	(4)	4	—

Balances at March 31, 2014	$28	$1,365	$1,393

9. Income Taxes:

The effective income tax rates for the three month periods ended March 31, 2015 and 2014 were 41% and 24%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. The Company continues to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the three months ended March 31, 2015.

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

In evaluating the realizability of deferred tax assets, management considered the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Changes in the mix of income, losses in particular jurisdictions or the total amount of income for 2015 may significantly impact the estimated effective income tax rate for the year.

10. Segment Information:

The Company’s measure of segment profit or loss is Adjusted EBITDA. Management believes Adjusted EBITDA is an effective tool to measure the Company’s operating performance since it excludes non-cash items, including depreciation (which includes amortization of capitalized software), amortization of acquisition-related intangible assets, trade name and goodwill impairment charges and stock compensation expense, and certain variable charges including severance and facility closure costs, management fees paid to the Sponsors and certain other costs. Management uses Adjusted EBITDA extensively to measure the financial performance of

SunGard and its reportable segments, and also to report the Company’s results to its board of directors. The Company uses a similar measure, as defined in its senior secured credit agreement, for purposes of computing its debt covenants. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted.

The operating results for the three months ended March 31, 2015 and 2014 for each segment follow (in millions):

	Three Months Ended March 31, 2015
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$218	$34	$252	$—	$252
SaaS and Cloud	268	9	277	—	277
Professional and Business Processing Services	131	11	142	—	142

Total revenue	$617	$54	$671	$—	$671

Adjusted EBITDA	$174	$16	$190	$(15)	$175
Depreciation (2)	26	3	29	—	29
Amortization of acquisition-related intangible assets	20	1	21	—	21
Capital expenditures	22	4	26	2	28

	Three Months Ended March 31, 2014
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$217	$34	$251	$—	$251
SaaS and Cloud	259	9	268	—	268
Professional and Business Processing Services	124	10	134	—	134

Total revenue	$600	$53	$653	$—	$653

Adjusted EBITDA	$139	$16	$155	$(10)	$145
Depreciation (2)	22	2	24	—	24
Amortization of acquisition-related intangible assets	41	2	43	—	43
Capital expenditures	26	2	28	—	28

(1)	Corporate is included to reconcile each item to the total for the Company.

Reconciliation of consolidated Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended March 31,
	2014	2015
Adjusted EBITDA (including corporate)	$145	$175
Depreciation (2)	(24)	(29)
Amortization of acquisition-related intangible assets	(43)	(21)
Trade name impairment charge	(339)	—
Severance and facility closure costs	(5)	(2)
Stock compensation expense	(9)	(10)
Management fees	(2)	(2)
Other costs (included in operating income)	(12)	4
Interest expense, net	(74)	(71)
Loss on extinguishment of debt	(61)	—

Income (loss) from continuing operations before income taxes	$(424)	$44

(2)	Includes amortization of capitalized software.

11. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures for the three months ended March 31, 2015 (in millions):

	Workforce-related	Facilities	Total
Balance at December 31, 2014	$12	$13	$25
Expense related to 2015 actions	4	—	4
Paid	(6)	—	(6)
Other adjustments	(2)	(1)	(3)

Balance at March 31, 2015	$8	$12	$20

The majority of the workforce-related actions are expected to be completed over the next 12 months. The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

12. Related Party Transactions:

Sponsor Transactions

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 million of management fees in sales, marketing and administration expenses for each of the three months ended March 31, 2014 and 2015. In the three months ended March 31, 2014, the Company recorded approximately $1 million of management fees in income (loss) from discontinued operations. At December 31, 2014 and March 31, 2015, the Company had accrued management fees included in other accrued expenses of $3 million and $2 million, respectively.

For the three months ended March 31, 2014, Goldman Sachs & Co. and/or its respective affiliates, received less than $1 million in connection with amendments to SunGard’s Credit Agreement.

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

AS Transactions

In connection with the Global Master Services Agreement (“GMSA”) with AS, the Company incurred expenses of $8 million for services provided under the GMSA, most of which are included in cost of sales and direct operating expenses, in the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2015. At March 31, 2015, the Company had recorded approximately $4 million of accounts payable, and a $1 million prepaid maintenance contract from AS under the GMSA. The Company has a remaining commitment under the GMSA, which expires on March 31, 2016, of approximately $34 million.

In addition, during the three months ended March 31, 2015, AS purchased certain data center outsourcing services and treasury products from FS, for which FS recognized approximately $1 million of revenue.

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

The Company has had patent infringement lawsuits filed against it or certain of its customers claiming that certain of its products infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or limitations on the Company’s ability to offer certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. Also, certain agreements with previously owned businesses of the Company require indemnification to the new owners for certain matters as part of the sale of those businesses. At March 31, 2015, the Company does not have any significant accruals related to patent indemnification or infringement claims.

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

14. Subsequent Event

On May 6, 2015, SunGard announced that SCC is considering pursuing an initial public offering of common stock in 2015. The timing, number of shares to be offered and the price range of the proposed offering have not yet been determined. The Company expects to use net proceeds of the proposed offering to repay debt.

15. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly-owned domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities. The Guarantors are subject to release under certain circumstances as described below.

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2014 and March 31, 2015, and for the three month periods ended March 31, 2014 and 2015, to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2014.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2014
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$202	$1		$244	$—	$447
Intercompany balances	—	3,049		500	(3,549)	—
Trade receivables, net	1	446	(a)	239	—	686
Prepaid expenses, taxes and other current assets	32	43		39	(2)	112

Total current assets	235	3,539		1,022	(3,551)	1,245
Property and equipment, net	—	94		58	—	152
Intangible assets, net	68	348		262	—	678
Trade name	—	672		—	—	672
Deferred income taxes	69	—		—	(69)	—
Intercompany balances	194	8		154	(356)	—
Goodwill	—	3,099		661	—	3,760
Investment in subsidiaries	8,039	1,366		—	(9,405)	—

Total Assets	$8,605	$9,126		$2,157	$(13,381)	$6,507

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$—		$—	$—	$—
Intercompany balances	3,549	—		—	(3,549)	—
Accounts payable and other current liabilities	59	510		427	(2)	994

Total current liabilities	3,608	510		427	(3,551)	994
Long-term debt	4,529	—		140	—	4,669
Intercompany debt	162	—		194	(356)	—
Deferred and other income taxes	101	559		17	(69)	608
Other liabilities	—	18		13	—	31

Total liabilities	8,400	1,087		791	(3,976)	6,302

Total equity	205	8,039		1,366	(9,405)	205

Total Liabilities and Equity	$8,605	$9,126		$2,157	$(13,381)	$6,507

(a)	This balance is primarily comprised of a receivable from the Company’s accounts receivable financing subsidiary, which is a non-guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	March 31, 2015
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$256	$—		$299	$—	555
Intercompany balances	—	3,172		472	(3,644)	—
Trade receivables, net	—	395	(a)	164	—	559
Prepaid expenses, taxes and other current assets	23	45		35	(2)	101

Total current assets	279	3,612		970	(3,646)	1,215
Property and equipment, net	1	95		51	—	147
Intangible assets, net	65	329		246	—	640
Trade name	—	672		—	—	672
Deferred income taxes	69	—		—	(69)	—
Intercompany balances	172	7		135	(314)	—
Goodwill	—	3,099		612	—	3,711
Investment in subsidiaries	8,106	1,322		—	(9,428)	—

Total Assets	$8,692	$9,136		$2,014	$(13,457)	$6,385

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$—		$1	$—	1
Intercompany balances	3,644	—		—	(3,644)	—
Accounts payable and other current liabilities	115	458		347	(2)	918

Total current liabilities	3,759	458		348	(3,646)	919
Long-term debt	4,529	—		140	—	4,669
Intercompany debt	142	—		172	(314)	—
Deferred and other income taxes	94	556		18	(69)	599
Other liabilities	—	16		14	—	30

Total liabilities	8,524	1,030		692	(4,029)	6,217

Total equity	168	8,106		1,322	(9,428)	168

Total Liabilities and Equity	$8,692	$9,136		$2,014	$(13,457)	$6,385

(a)	This balance is primarily comprised of a receivable from the Company’s accounts receivable financing subsidiary, which is a non-guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$471	$268	$(86)	$653
Costs and expenses	25	740	263	(86)	942

Operating income (loss)	(25)	(269)	5	—	(289)
Net interest income (expense)	(69)	—	(5)	—	(74)
Net earnings (losses) of equity affiliates	(198)	7	—	191	—
Other income (expense)	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes	(353)	(262)	—	191	(424)
Benefit from (provision for) income taxes	40	63	(2)	—	101

Income (loss) from continuing operations	(313)	(199)	(2)	191	(323)
Income (loss) from discontinued operations, net of tax	(27)	1	9	—	(17)

Net income (loss)	$(340)	$(198)	$7	$191	$(340)

Comprehensive income (loss)	$(315)	$(226)	$26	$200	$(315)

As discussed in Note 1, all of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were splitoff on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in the 2014 Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss). However, the inclusion of this item was not appropriate since it relates to the distribution of the AS businesses to our owners and should have been excluded from the 2014 Other Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
	As Reported	As Revised
Comprehensive Income – Parent	$(397)	$(315)
Comprehensive Income – Guarantor	(259)	(226)
Comprehensive Income – Non-Guarantor	(23)	26
Comprehensive Income – Eliminations	282	200

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$483	$279	$(91)	$671
Costs and expenses	23	369	255	(91)	556

Operating income (loss)	(23)	114	24	—	115
Net interest income (expense)	(67)	—	(4)	—	(71)
Net earnings (losses) of equity affiliates	91	14	—	(105)	—

Income (loss) from continuing operations before income taxes	1	128	20	(105)	44
Benefit from (provision for) income taxes	27	(37)	(8)	—	(18)

Income (loss) from continuing operations	28	91	12	(105)	26
Income (loss) from discontinued operations, net of tax	—	—	2	—	2

Net income (loss)	$28	$91	$14	$(105)	$28

Comprehensive income (loss)	$(43)	$44	$(32)	$(12)	$(43)

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(340)	$(198)	$7	$191	$(340)
Income (loss) from discontinued operations	(27)	1	9	—	(17)

Income (loss) from continuing operations	(313)	(199)	(2)	191	(323)
Non cash adjustments	283	285	23	(191)	400
Changes in operating assets and liabilities	(20)	30	(1)	—	9

Cash flow from (used in) continuing operations	(50)	116	20	—	86
Cash flow from (used in) discontinued operations	(41)	52	25	—	36

Cash flow from (used in) operations (a)	(91)	168	45	—	122

Investment activities:
Intercompany transactions	6	(19)	43	(30)	—
Cash paid for property and equipment, and software	(1)	(17)	(10)	—	(28)

Cash provided by (used in) continuing operations	5	(36)	33	(30)	(28)
Cash provided by (used in) discontinued operations	1,041	(41)	(995)	—	5

Cash provided by (used in) investment activities	1,046	(77)	(962)	(30)	(23)

Financing activities:
Intercompany dividends	—	(15)	(15)	30	—
Net repayments of long-term debt	(1,268)	—	(62)	—	(1,330)
Other financing activities	(8)	—	—	—	(8)

Cash provided by (used in) continuing operations	(1,276)	(15)	(77)	30	(1,338)
Cash provided by (used in) discontinued operations	—	(80)	967	—	887

Cash provided by (used in) financing activities	(1,276)	(95)	890	30	(451)

Effect of exchange rate changes on cash	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(321)	(4)	(26)	—	(351)
Beginning cash and cash equivalents (b)	403	2	301	—	706

Ending cash and cash equivalents	$82	$(2)	$275	$—	$355

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the three months ended March 31, 2014, the Parent Company allocated approximately $67 million of tax liabilities to its Guarantor Subsidiaries. During the three months ended March 31, 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion. Therefore, these transactions are not reflected in the Condensed Consolidating Statement of Cash Flows presented above.
(b)	Includes cash of discontinued operations.

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$28	$91	$14	$(105)	$28
Income (loss) from discontinued operations	—	—	2	—	2

Income (loss) from continuing operations	28	91	12	(105)	26
Non cash adjustments	(82)	13	22	105	58
Changes in operating assets and liabilities	21	37	12	—	70

Cash flow from (used in) continuing operations	(33)	141	46	—	154
Cash flow from (used in) discontinued operations	—	—	—	—	—

Cash flow from (used in) operations (a)	(33)	141	46	—	154

Investment activities:
Intercompany transactions	93	(111)	42	(24)	—
Cash paid for acquired businesses, net of cash acquired	—	—	(4)	—	(4)
Cash paid for property and equipment, and software	(2)	(19)	(7)	—	(28)

Cash provided by (used in) continuing operations	91	(130)	31	(24)	(32)
Cash provided by (used in) discontinued operations	—	—	1	—	1

Cash provided by (used in) investment activities	91	(130)	32	(24)	(31)

Financing activities:
Intercompany dividends	—	(12)	(12)	24	—
Other financing activities	(4)	—	—	—	(4)

Cash provided by (used in) continuing operations	(4)	(12)	(12)	24	(4)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(4)	(12)	(12)	24	(4)

Effect of exchange rate changes on cash	—	—	(11)	—	(11)

Increase (decrease) in cash and cash equivalents	54	(1)	55	—	108
Beginning cash and cash equivalents	202	1	244	—	447

Ending cash and cash equivalents	$256	$—	$299	$—	$555

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the three months ended March 31, 2015, the Parent Company allocated approximately $40 million of tax liabilities to its Guarantor Subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and presumes that readers are familiar with the discussion and analysis in that filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Condensed Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SunGard, which are materially the same as the results of operations and financial condition of SCC and SCCII. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

We are supplementing certain GAAP measures with comparable measures on a constant-currency basis, a non-GAAP measure, which excludes the impacts from changes in currency translation. We believe providing explanations of the year to year variances in our results on a constant-currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present our constant currency year over year changes, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Overview

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

We classify our revenue into three categories:

(1) Software revenue

(2) SaaS and Cloud revenue

(3) Professional and Business Processing Services revenue

Our revenue streams are highly recurring as a result of long-running contracts and strong customer renewal rates for software maintenance, rentals, SaaS and Cloud. These offerings comprise approximately 70% of our overall revenue stream. We believe this high-margin revenue stream provides good visibility to future results and allows us to manage spending and profit proactively. We expect these offerings to grow in the future.

Software Revenue

For the first quarter of 2015, our Software revenue represented approximately 38% of our total revenue and was comprised of traditional software license fees, maintenance and support fees, and fees from the resale of third party software licenses. These software license fees include term licenses, perpetual licenses and rental fees for customers who would prefer a periodic fee instead of a larger up-front payment. Maintenance and support fees provide customers with periodic technology updates and interactive support related to our software. Approximately three-fourths of our Software revenue is recurring due to our long-term maintenance and rental revenue streams and strong customer renewal rates.

The remainder of our Software revenue is generated from software license sales to new and existing customers. This is high margin revenue which may fluctuate from quarter to quarter. As a result, the timing of these license sales in any given quarter can impact that quarter’s revenue growth and profitability.

SaaS and Cloud Revenue

For the first quarter of 2015, our SaaS and Cloud offerings comprised approximately 41% of our total revenue. SaaS and Cloud offerings are delivered from SunGard data centers and provide customers with a secure and reliable environment operated by qualified SunGard personnel. These offerings allow customers to take advantage of SunGard’s deep domain expertise while avoiding the upfront cost of licensing and IT infrastructure. SaaS and Cloud revenue also includes revenue from our proprietary trading algorithms and trade execution network.

These SaaS and Cloud offerings are generally sold on multi-year contracts and have historically generated high customer renewal rates. As such, they form a strong recurring revenue stream for our Company. Consistent with industry trends, we expect SaaS and Cloud revenue to become a greater portion of our overall revenue going forward.

Professional and Business Processing Services Revenue

For the first quarter of 2015, Professional and Business Processing Services revenue comprised approximately 21% of our total revenue.

Professional services offerings allow customers to install, optimize and integrate SunGard’s software into their computing environment. While this is not a recurring revenue stream, per se, it has generated a consistent revenue stream of $500 million to $525 million annually for the past three fiscal years. The profit margin on this revenue stream is comparable to other professional services firms but lower than our software offerings. We are currently investing to expand our global delivery capacity further improving customers’ adoption of our core technologies, but this investment puts some short-term pressure on our professional services profit margins.

Our business processing services offerings typically provide back-office processing services to our customers where the process is built on a SunGard application. The combination of our industry and application knowledge, coupled with our customers’ desire to focus on their core competencies, is resulting in continued growth in these business processing services offerings.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated Results of Operations – Unaudited

	Three Months Ended March 31,				Year over Year Change
			% of Revenue		As Reported	At Constant Currency
($ in millions)	2014	2015	2014	2015
Revenue	$653	$671	100%	100%	3%	6%
Costs and expenses:
Cost of sales and direct operating	269	268	41%	40%	0%	3%
Sales, marketing and administration	168	152	26%	23%	-10%	-6%
Product development and maintenance	99	86	15%	13%	-12%	-7%
Depreciation	24	29	4%	4%	17%	21%
Amortization of acquisition-related intangible assets	43	21	7%	3%	-51%	-49%
Trade name impairment	339	—	52%	0%	nm	nm

Total costs and expenses	942	556	144%	83%	-41%	-39%

Operating income (loss)	(289)	115	-44%	17%	140%	139%

Operating margin	-44%	17%			61.3 pts	60.5 pts

Other income (expense):
Interest expense and amortization of deferred financing fees	(74)	(71)	-11%	-10%	5%	5%
Loss on extinguishment of debt	(61)	—	-9%	0%	nm	nm

Other income (expense)	(135)	(71)	-21%	-10%	48%	49%

Income (loss) from continuing operations before income taxes	(424)	44	-65%	7%	110%	110%
Benefit from (provision for) income taxes	101	(18)	15%	-3%	-118%	-119%

Income (loss) from continuing operations before income taxes	(323)	26	-50%	4%	108%	107%
Income (loss) from discontinued operations, net of tax	(17)	2	-3%	0%	112%	112%

Net income (loss)	$(340)	$28	-52%	4%	108%	108%

Other Financial Information
Adjusted EBITDA (1)	$145	$175	22%	26%	21%	20%

Note: Columns may not total due to rounding.

“nm” = not meaningful

(1)	Adjusted EBITDA is a non-GAAP financial measure we use to evaluate the performance of SunGard and its reportable segments. Please refer to “Non-GAAP Financial Measures” for more information and a reconciliation to the nearest comparable GAAP financial measure.

Revenue:

For the first quarter of 2015, consolidated revenue of $671 million grew 3% as reported and 6% on a constant currency basis. Our revenue growth was largely due to market reception of our new technology, continued growth in the emerging markets, and growth in the broad array of services that surround and support our software. The mix of our revenue was similar year-over-year with Software representing approximately 38% of total revenue, SaaS and Cloud revenue representing approximately 41% of total revenue, and Professional and Business Processing Services revenue representing approximately 21% of total revenue. Key drivers in our revenue categories are as follows:

•	Software revenue grew 5% at constant currency in the current year quarter from strong license sales of our latest technology to both new and existing customers. Reported software license fee revenue was $44 million, a $9 million, or 24% increase, from the prior year period. Software license fees increased 32% on a constant-currency basis.

•	SaaS and Cloud revenue also grew 5% at constant currency in current year quarter primarily driven by increased volumes in our SaaS offerings and greater adoption of our Cloud offerings, supported by our global Cloud delivery centers.

•	Professional and Business Processing Services revenue increased approximately 9% at constant currency in the first quarter of 2015 from the prior year period primarily due to growth in professional services as customers increased their spending to implement our solutions and integrate them into their operating environments.

Cost of Sales and Direct Operating:

Cost of sales and direct operating expense was 40% and 41% of total revenue in the three months ended March 31, 2015 and 2014, respectively. Cost of sales and direct operating expense increased $9 million, or 3%, at constant currency primarily due to an increase in expenses associated with customer trading activity in our broker/dealer business and a $3 million increase in employment-related costs partly due to the increase in professional services revenue, partially offset by $5 million of currency transaction gains.

Sales, Marketing and Administration:

Sales, marketing and administration expense was 23% and 26% of total revenue in the three months ended March 31, 2015 and 2014, respectively. Sales, marketing and administration expense decreased $10 million, or 6%, at constant currency primarily due to approximately $10 million of one-time, strategic initiative expenses related to the AS Split-Off in the first quarter of 2014 and a $1 million decrease in severance and facilities restructuring expenses, partially offset by a $5 million increase in medical expenses.

Product Development and Maintenance:

Product development and maintenance expense was 13% and 15% of total revenue in the three months ended March 31, 2015 and 2014, respectively. Product development and maintenance expense decreased $7 million, or 7%, at constant currency primarily due to a $4 million decrease in employment-related expenses and a $2 million increase in capitalized software related to our technology investments.

Depreciation:

Depreciation expense was 4% of total revenue in each of the three months ended March 31, 2015 and 2014. Depreciation expense increased 21% at constant currency primarily due to increased capitalization of software assets in the past year.

Amortization of Acquisition-Related Intangible Assets:

Amortization of acquisition-related intangible assets was 3% and 7% of total revenue in the three months ended March 31, 2015 and 2014, respectively. Amortization of acquisition-related intangible assets decreased 49% at constant currency primarily due to software intangible assets that were fully amortized during 2014.

Trade Name Impairment:

The AS Split-Off triggered an interim impairment test of the carrying value of the SunGard trade name as of March 31, 2014 due to the AS Split-Off. Based on the results of the impairment test, the fair value of the trade name was determined to be lower than its carrying value and resulted in a $339 million impairment of the trade name as of March 31, 2014. There was no trade name impairment in the three months ended March 31, 2015.

Operating Income:

Operating income increased 139% to $115 million in the three months ended March 31, 2015 from an operating loss of $289 million for the three months ended March 31, 2014. Operating income was impacted by the items discussed above. Our operating margin increased by 60.5 points primarily due to the 51.9 margin point impact of the trade name impairment charge, the 3.4 margin point impact of the decrease in amortization of acquisition-related intangible assets, and the 1.5 margin point impact of the decrease in strategic initiative expenses.

Adjusted EBITDA:

Adjusted EBITDA for the three months ended March 31, 2015 was $175 million, an increase of $30 million, or 20%, from the prior year period. Our reported Adjusted EBITDA margin increased 3.9 points to 26.1% for the three months ended March 31, 2015. On a constant-currency basis, our Adjusted EBITDA margin increased 3.1 points, driven primarily by the strength of our software and SaaS sales, improved professional services profitability, decreases in employee-related product development spending, and lower bad debt expense from the sale of a customer bankruptcy claim, partially offset by increased medical expenses.

Interest expense and amortization of deferred financing costs:

Interest expense was $71 million and $74 million for the three months ended March 31, 2015 and 2014, respectively. The $3 million decrease in interest expense and amortization of deferred financing costs was primarily due to a $3 million decrease in amortization of deferred financing costs resulting from the repayment and retirement of debt resulting from the AS Split-Off and fees paid in connection with the February 2014 amendment of the Credit Agreement.

Loss on extinguishment of debt:

Loss on extinguishment of debt was $61 million for the three months ended March 31, 2014. The loss on extinguishment of debt in 2014 includes (i) a $36 million loss associated with the exchange of approximately $425 million of senior notes issued by Sungard Availability Services, Inc. (“SpinCo”) (“SpinCo Notes”) for approximately $389 million of senior notes due 2018 issued by SunGard (“SunGard Notes”) in connection with the AS Split-Off and (ii) the write-off of $25 million of deferred financing fees resulting from the early repayment of debt during the first quarter (see Note 1 of Notes to Condensed Consolidated Financial Statements).

Benefit from (provision for) income taxes:

The effective income tax rates for the three month periods ended March 31, 2015 and 2014 were 41% and 24%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits and the timing of recording discrete items. The tax rate for the three month period ended March 31, 2015 reflects an increase in the expected full year effective tax rate due primarily to a change in the mix of income by country and the inability to utilize net operating losses generated in certain countries. Further changes in the mix of income, losses in particular jurisdictions or the total amount of income for 2015 may significantly impact the estimated effective income tax rate for the year.

The tax rate for the three month period ended March 31, 2014 includes a benefit of $138 million recorded as a discrete item related to the impairment of the trade name, an expense of $46 million recorded as a discrete item due to changes in certain state deferred tax rates, primarily driven by the change in the legal entity ownership of the trade name caused by the AS Split-Off, and an expense of $9 million recorded as a discrete item to increase the valuation allowance on state net operating losses driven by the change in management’s judgment of their realizability due to the AS Split-Off.

Loss from discontinued operations, net of tax:

Loss from discontinued operations, net of tax, was $17 million in the three months ended March 31, 2014. On March 31, 2014, we completed the AS Split-Off. Income (loss) from discontinued operations reflects the results of our AS business and two smaller FS subsidiaries that were sold in January 2014. Included in loss from discontinued operations in the three months ended March 31, 2014 is a gain on the sale of two FS businesses of approximately $23 million. Also included in loss from discontinued operations in the three months ended March 31, 2014 is sponsor management fee expense of approximately $15 million payable under the Management Agreement for services related to the issuance of the $1.025 billion AS term loan and $425 million of SpinCo Notes in connection with the AS Split-Off.

(Income) attributable to the noncontrolling interest (SCC only):

For SCC, accreted dividends on SCCII’s cumulative preferred stock were $43 million and $50 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in accreted dividends is due to the decrease in outstanding preferred shares resulting from the share exchange as part of the AS Split-Off, partially offset by compounding of the cumulative, undeclared dividend.

Segment Results of Operations:

Our business is organized into two segments, FS and PS&E. Corporate spending, which includes the costs of various support functions such as corporate finance, human resources, and legal, are not allocated to our reporting segments. As reflected below, we measure our financial performance using Adjusted EBITDA, which is a non-GAAP financial measure. We believe Adjusted EBITDA is an effective tool to measure our operating performance since it excludes non-cash items and certain variable charges. We use Adjusted EBITDA extensively to measure the financial performance of SunGard and its reportable segments, and also to report our results to our board of directors. Please refer to “Non-GAAP Financial Measures” for more information and a reconciliation to the nearest comparable GAAP financial measure.

Financial Systems segment:

			Year over Year Change
	Three Months Ended March 31,		Reported		Constant Currency
	2014	2015
	(in millions)
Software	$217	$218	1%		5%
SaaS and Cloud	259	268	4%		5%
Professional and Business Processing Services	124	131	5%		10%

Total FS Revenue	$600	$617	3%		6%

Adjusted EBITDA	$139	$174	25%		25%
Adjusted EBITDA margin	23.2%	28.1%	4.9	pts	4.0	pts

Revenue:

In the first quarter of 2015, FS revenue grew 6% driven by Software, SaaS and Cloud, and Professional and Business Processing Services. These results reflect the customer reception of our new technology offerings, continued growth in the emerging markets, and growth in the array of services that surround and support our software. In the first quarter of 2015 and 2014, Software revenue was approximately 35% and 36%, respectively, SaaS and Cloud revenue was approximately 44% and 43%, respectively, and Professional and Business Processing Services revenue was approximately 21% of FS revenue.

Software increased 5% at constant currency in the first quarter of 2015 from the prior year period. Software revenue grew as a result of strong license sales of our latest technology to both new and existing customers. Reported software license fee revenue was $42 million, a $9 million, or 27% increase, from the prior year period. Software license fees increased 36% on a constant-currency basis.

SaaS and Cloud revenue increased approximately 5% at constant currency in the first quarter of 2015 from the prior year period. This growth was driven by increased volumes in our SaaS offerings and greater adoption of our Cloud offerings, supported by our global Cloud delivery centers.

Professional and Business Processing Services revenue increased approximately 10% at constant currency in the first quarter of 2015 from the prior year period primarily due to growth in professional services tied to our new technology offerings and increasing global reach, as customers increased their spending to implement our solutions and integrate them into their operating environments.

Revenue from emerging markets, comprised of China, India, Southeast Asia, the Middle East, Africa, Latin America and Eastern Europe, increased 20% in the first quarter of 2015, driven by strong sales of our technology. Revenue in established markets, comprised of the US, Western Europe, Japan and Australia, increased approximately 5% in the first quarter of 2015.

Adjusted EBITDA:

FS Adjusted EBITDA was $174 million in the first quarter of 2015, an increase of 25% from the prior year period. On a constant currency basis, FS adjusted EBITDA also increased 25% in the quarter. The FS Adjusted EBITDA margin was 28.1% and 23.2% for the first quarter of 2015 and 2014, respectively.

The FS Adjusted EBITDA margin increase was driven by the strength of our software and SaaS sales, improved professional services profitability, a $5 million decrease in employment-related, product development spending, and lower bad debt expense from the sale of a customer bankruptcy claim.

Public Sector & Education segment:

			Year over Year Change
	Three Months Ended March 31,		Reported		Constant Currency
	2014	2015
	(in millions)
Software	$34	$34	(1)%		(1)%
SaaS and Cloud	9	9	4%		4%
Professional and Business Processing Services	10	11	4%		4%

Total PS&E Revenue	$53	$54	1%		1%

Adjusted EBITDA	$16	$16	(1)%		(1)%
Adjusted EBITDA margin	30.1%	29.5%	(0.6	) pts	(0.6	) pts

Revenue:

In the first quarter of 2015, PS&E revenue grew 1% principally driven by growth in professional services and accompanied by increases in SaaS and Cloud revenues. During the first quarter of 2015 and 2014, software revenue represented approximately 62% and 64%, respectively, SaaS and Cloud revenue was approximately 18% and 17%, respectively, and Professional and Business Processing Services revenue was approximately 20% and 19%, respectively, of PS&E revenue.

Software revenue decreased 1% primarily due to a decrease of approximately $0.5 million of software license fees, partially offset by annual software maintenance increases. SaaS and Cloud revenue increased 4% primarily due to add-on cloud services to the existing customer base. Professional and Business Processing Services revenue increased 4% due to continuing to deliver the contracted backlog resulting from new software license sales and product upgrades from 2013 and 2014 which generate related implementation and integration services. There is no business processing services revenue in this segment.

Adjusted EBITDA:

PS&E Adjusted EBITDA was $16 million, a decrease of 1% from the first quarter of 2014. On a constant currency basis, PS&E Adjusted EBITDA also decreased 1%. The PS&E Adjusted EBITDA margin was 29.5% and 30.1% for the first quarter of 2015 and 2014, respectively. The 0.6% margin decrease was driven by higher professional services revenue and higher costs associated with the delivery of our professional services.

Corporate:

Corporate spending, as measured on an adjusted EBITDA basis, increased by approximately $5 million to $15 million during the first quarter of 2015 mainly due to higher employee costs resulting from increased medical expenses.

Non-GAAP Financial Measures:

We evaluate our performance using both GAAP and non-GAAP financial measures. Non-GAAP measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. In addition, SunGard’s non-GAAP measures may be different from non-GAAP measures used by other companies.

Our primary non-GAAP measure is Adjusted EBITDA, whose corresponding GAAP measure is net income (loss). Adjusted EBITDA is defined as net income (loss) less income (loss) from discontinued operations, income taxes, loss on extinguishment of debt, interest expense and amortization of deferred financing fees, depreciation (including the amortization of capitalized software), amortization of acquisition-related intangible assets, trade name and goodwill impairment charges, severance and facility closure charges, stock compensation expense, management fees from our Sponsors, and certain other costs.

We believe Adjusted EBITDA is an effective tool to measure our operating performance since it excludes non-cash items and certain variable charges. We use Adjusted EBITDA extensively to measure the financial performance of SunGard and its reportable segments, and also to report our results to our board of directors. We use a similar measure, as defined in our senior secured credit agreement, for purposes of computing our debt covenants.

The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income (loss), which is the nearest comparable GAAP measure.

	(in millions)		Year over Year Change
	Three Months Ended March 31,			Constant Currency
	2014	2015	Reported
Net income (loss)	$(340)	$28
Income (loss) from discontinued operations	17	(2)
Benefit from (provision for ) income taxes	(101)	18
Loss on extinguishment of debt	61	—
Interest expense and amortization of deferred financing fees	74	71

Operating income (loss)	(289)	115	140%	139%
Depreciation	24	29	17%	21%
Amortization of acquisition-related intangible assets	43	21	(51)%	(51)%
Trade name impairment charge	339	—	n/a	n/a
Restructuring charges	5	2	(62)%	(41)%
Stock compensation expense	9	10	16%	16%
Management fees	2	2	29%	29%
Other costs (included in operating income)	12	(4)	(129)%	(134)%

Adjusted EBITDA	$145	$175	21%	20%

Our business is organized into two segments, FS and PS&E. Corporate spending is held above the segments as noted in the table below. Corporate spending includes support functions such as corporate finance, human resources, and legal. The following table details Adjusted EBITDA for each of our two reportable segments and corporate spending to reconcile to total SunGard Adjusted EBITDA, as reconciled above.

	Adjusted EBITDA
	Three Months Ended March 31,
	2014	2015
	(in millions)
FS	$139	$174
PS&E	16	16
Corporate	(10)	(15)

Total	$145	$175

Liquidity and Capital Resources:

At December 31, 2014 and March 31, 2015, our liquidity, a non-GAAP measure was as follows (in millions):

	December 31, 2014	March 31, 2015
Cash and cash equivalents	$447	$555
Capacity: Revolving Credit Facility	592	593
Capacity: Receivables Facility	39	43

Total Liquidity	$1,078	$1,191

Total liquidity represents the amount of cash and readily available sources of cash available for debt service and working capital needs. We use total liquidity to ensure we have an adequate amount of funds to meet our obligations.

Included in our total cash and cash equivalents at March 31, 2015 was approximately $261 million held by our wholly-owned non-U.S. subsidiaries that is available to fund operations and strategic investment opportunities abroad. Also, approximately $39 million of cash and cash equivalents at March 31, 2015 relates to our broker/dealer operations, some of which is not readily available for general corporate use.

Our cash flows in the United States continue to be sufficient to fund our current domestic operations and obligations, including financing activities such as debt service. In addition, we have several options available to improve liquidity in the short term in the U.S., including repatriation of funds from foreign subsidiaries, borrowing funds under our revolving credit facilities, and calling intercompany loans that are in place with certain foreign subsidiaries. To the extent we elect to repatriate the earnings of our foreign subsidiaries, additional cash taxes could be payable. See Note 12 of Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K for more detail.

Cash flow from operations:

Cash flow from continuing operations was $154 million for the three months ended March 31, 2015, an increase of $68 million from the prior year period. The increase in 2015 cash flow from continuing operations was due to:

•	a $49 million increase in cash earned from operations, primarily due to improved operating performance and from a decrease in transaction costs associated with the AS Split-Off in the first quarter of 2014;

•	a $16 million increase in cash provided by working capital due primarily to the reduction of accounts receivable, and lower incentive payments due to the relatively stronger performance in 2013 compared to 2014, partially offset by more cash used for accounts payable and lower deferred revenue in the first quarter of 2015 compared to the first quarter of 2014; and

•	$5 million less interest payments, partially offset by

•	$2 million more income tax payments, net of refunds.

Cash flow from investing activities:

Net cash used by continuing operations in investing activities was $32 million in the three months ended March 31, 2015, comprised mainly of $28 million of cash paid for property and equipment and capitalized software development. This compares to $28 million in the three months ended March 31, 2014, comprised mainly of cash paid for property and equipment and capitalized software development costs. Capitalized software development costs related to our product investments increased $2 million in the first quarter of 2015 to $15 million from the prior year period. In addition, we acquired a business in our FS segment for approximately $4 million.

Cash flow from financing activities:

Net cash used by continuing operations in financing activities was $4 million for the three months ended March 31, 2015, primarily related to payments of employee taxes from the net distribution of share-based awards to employees. Net cash used by continuing operations in financing activities was $1,338 million for the three months ended March 31, 2014, primarily related to repayment of $1,005 million of term loans as part of the AS Split-Off, repayment of our $250 million senior secured notes due 2014 and $60 million of our receivables facility term loan, and repayment of $7 million of our tranche A term loan.

Total debt outstanding as of December 31, 2014 and March 31, 2015 consisted of the following (in millions):

	December 31, 2014	March 31, 2015	Change from December 31 to March 31
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—	$—
Tranche C due February 28, 2017, effective interest rate of 4.44% and 4.44%	400	400	—
Tranche E due March 8, 2020, effective interest rate of 4.31% and 4.31%	1,918	1,918	—

Total Senior Secured Credit Facilities	2,318	2,318	—
Senior Notes due 2018 at 7.375%	511	511	—
Senior Notes due 2020 at 7.625%	700	700	—
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000	—
Secured accounts receivable facility, at 3.16% and 3.18%	140	140	—
Other, primarily acquisition purchase price	—	1	1

Total debt	$4,669	$4,670	$1

Leverage Metric per Credit Agreement	5.41x	5.04x	-0.37x
Weighted Average Interest Rate	5.61%	5.62%	0.01 points
Percent Fixed Rate (swap adjusted)	67%	67%	0 points
Percent Bonds of Total Debt	47%	47%	0 points

At December 31, 2014 and March 31, 2015, the contractual future maturities of debt were as follows (in millions):

	December 31, 2014	March 31, 2015	Change from December 31 to March 31
2015	$—	$1	$1
2016	—	—	—
2017	400	400	—
2018	511	511	—
2019	1,140	1,140	—
Thereafter	2,618	2,618	—

Total	$4,669	$4,670	$1

At March 31, 2015, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were a potential of $6 million, of which less than $0.5 million is included in other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $17 million.

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

Covenant Compliance

As of March 31, 2015, we are in compliance with all financial and nonfinancial covenants. In connection with the March 2013 senior secured credit agreement amendment, as further amended in February 2014, we removed the financial maintenance covenants for the term loan facility and modified the financial maintenance covenants for the senior secured revolving credit facility. As amended, the financial maintenance covenant is applicable at quarter end only if there is an amount outstanding under the revolving credit facility that is greater than or equal to 25% of the total revolving commitments (see footnote 1 below for further details). If applicable, starting with the quarter ended March 31, 2015, the financial maintenance covenant allows a maximum total leverage ratio of 6.00x at the end of such quarter through December 31, 2015 and 5.75x thereafter.

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

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. Adjusted EBITDA is similar, but not identical, to Adjusted EBITDA used to measure our performance (see Note 10 of Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2015).

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

	Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2014	2015	2015
Income (loss) from continuing operations	$(323)	$26	$142
Interest expense, net	74	71	287
Provision for (benefit from) income taxes	(101)	18	62
Depreciation	24	29	112
Amortization of acquisition-related intangible assets	43	21	114

EBITDA	(283)	165	717
Trade name impairment charge	339	—	—
Purchase accounting adjustments (a)	—	—	1
Stock compensation expense	9	10	43
Restructuring charges (b)	5	2	24
Management fees	2	2	9
Other costs (c)	11	—	5
Loss on extinguishment of debt (d)	61	—	—

Adjusted EBITDA – senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$144	$179	$799

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company.

(b)	Restructuring charges include severance and related payroll taxes, and reserves to consolidate or exit certain facilities.
(c)	Other costs includes strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, franchise and similar taxes reported in operating expenses and loss on the sale of assets, partially offset by certain charges relating to the receivables facility.
(d)	Loss on extinguishment of debt for the three months ended March 31, 2014 primarily includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of deferred financing fees associated with (a) the repayment of $1.005 billion of term loans and the retirement of $389 million of senior notes due 2018, both resulting from the AS Split-Off, (b) the $250 million reduction of the revolving credit facility and (c) the repayment of $60 million of the accounts receivable facility term loans.

The covenant requirements and actual ratios for the twelve months ended March 31, 2015 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	6.00x	5.04x
Senior notes due 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.02x

(1)	If on the last day of any four consecutive fiscal quarters ending on or before December 31, 2015, but after December 31, 2014, our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 25% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 6.00x which steps down to 5.75x after December 31, 2015. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of March 31, 2015, we had $2.32 billion outstanding under the term loan facilities and available commitments of $593 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At March 31, 2015, we had total debt of $4.67 billion, including $2.46 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $900 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Swap agreements expiring in March 2020 with a notional value of $300 million effectively fix our interest rates at 2.27%. Our remaining variable rate debt of $1.56 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of the $400 million interest rate swap agreements in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $20 million. Upon the expiration of the $200 million interest rate swap agreements in June 2019, a 1% change in interest rates would result in an incremental change in interest of approximately $2 million, or a total of $22 million. Upon the expiration of the $300 million interest rate swap agreements in March 2020, a 1% change in interest rates would result in an incremental change in interest of approximately $3 million, or a total of $25 million.

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

Item 1A. Risk Factors: There have been no material changes to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2014.

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

Item  6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP.II SUNGARD DATA SYSTEMS INC.

Dated: May 14, 2015	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.