Form 10-Q
period 2015-06-30
SunGard; SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP II
filed 2015-08-06
CIK 1337272, 789388, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file numbers:

SunGard	000-53653
SunGard Capital Corp. II	000-53654
SunGard Data Systems Inc.	001-12989

SunGard®

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

SunGard	Yes ☒	No ☐
SunGard Capital Corp. II	Yes ☒	No ☐
SunGard Data Systems Inc.	Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

SunGard	Yes ☒	No ☐
SunGard Capital Corp. II	Yes ☒	No ☐
SunGard Data Systems Inc.	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SunGard	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard	Yes ☐	No ☒
SunGard Capital Corp. II	Yes ☐	No ☒
SunGard Data Systems Inc.	Yes ☐	No ☒

The number of shares of the registrants’ common stock outstanding as of June 30, 2015:

SunGard	258,839,495 shares of Class A common stock and 28,759,942 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

SUNGARD

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Explanatory Note

This Quarterly Report on Form 10-Q (“Report”) is a combined quarterly report being filed separately by three registrants: SunGard, SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SDS”). SunGard and SCCII are collectively referred to as the “Parent Companies.” Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SDS. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ITEM 1. FINANCIAL STATEMENTS

SunGard

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31,	June 30,
	2014	2015
Assets
Current:
Cash and cash equivalents	$447	$538
Trade receivables, less allowance for doubtful accounts of $22 and $21	572	446
Earned but unbilled receivables	114	115
Prepaid expenses and other current assets	116	108

Total current assets	1,249	1,207

Property and equipment, less accumulated depreciation of $414 and $433	152	149
Software products, less accumulated amortization of $1,754 and $1,771	224	222
Customer base, less accumulated amortization of $531 and $555	360	338
Other assets, less accumulated amortization of $22 and $23	94	73
Trade name	672	672
Goodwill	3,760	3,744

Total Assets	$6,511	$6,405

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$3
Accounts payable	21	15
Accrued compensation and benefits	227	167
Accrued interest expense	30	29
Other accrued expenses	131	125
Deferred revenue	589	541

Total current liabilities	998	880

Long-term debt	4,669	4,669
Deferred and other income taxes	616	604
Other long-term liabilities	39	32

Total liabilities	6,322	6,185

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	37	40
Class L common stock subject to a put option	57	58
Class A common stock subject to a put option	3	2

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $8,064 million and $8,659 million; 50,000,000 shares authorized, 29,062,421 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,565,118 shares issued	—	—
Capital in excess of par value	2,674	2,672
Treasury stock, 442,460 and 302,479 shares of Class L common stock; and 3,985,453 and 2,725,623 shares of Class A common stock	(38)	(26)
Accumulated deficit	(3,902)	(3,928)
Accumulated other comprehensive income (loss)	(132)	(174)

Total SunGard stockholders’ equity (deficit)	(1,398)	(1,456)
Non-controlling interest in preferred stock of SCCII	1,490	1,576

Total equity	92	120

Total Liabilities and Equity	$6,511	$6,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$673	$687	$1,326	$1,358

Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	273	283	542	551
Sales, marketing and administration	158	161	326	313
Product development and maintenance	97	87	196	173
Depreciation	27	27	51	56
Amortization of acquisition-related intangible assets	41	21	84	42
Trade name impairment charge	—	—	339	—

Total costs and expenses	596	579	1,538	1,135

Operating income (loss)	77	108	(212)	223
Other income (expense):
Interest income	1	1	1	1
Interest expense and amortization of deferred financing fees	(73)	(71)	(147)	(142)
Loss on extinguishment of debt	—	—	(61)	—
Other income (expense)	—	1	—	1

Other income (expense)	(72)	(69)	(207)	(140)

Income (loss) from continuing operations before income taxes	5	39	(419)	83
Benefit from (provision for) income taxes	(2)	(6)	99	(24)

Income (loss) from continuing operations	3	33	(320)	59
Income (loss) from discontinued operations, net of tax	—	—	(17)	2

Net income (loss)	3	33	(337)	61
Income attributable to the non-controlling interest	(40)	(44)	(90)	(87)

Net income (loss) attributable to SunGard	$(37)	$(11)	$(427)	$(26)

Basic earnings (loss) per share:
Allocation of net income (loss) to common shareholders - Basic:
Class L shareholders	$255	$292	$491	$562
Class A shareholders - continuing operations	(292)	(302)	(903)	(590)
Class A shareholders - total	(292)	(302)	(920)	(588)
Net income (loss) per share - Basic:
Class L shareholders	$8.80	$10.04	$16.93	$19.34
Class A shareholders - continuing operations	(1.12)	(1.15)	(3.46)	(2.25)
Class A shareholders - total	(1.12)	(1.15)	(3.53)	(2.24)
Weighted average number of shares - Basic:
Class L shareholders	29	29	29	29
Class A shareholders	261	262	261	262
Diluted earnings (loss) per share:
Allocation of net income (loss) to common shareholders - Diluted:
Class L shareholders	$260	$301	$499	$577
Class A shareholders - continuing operations	(298)	(312)	(903)	(606)
Class A shareholders - total	(298)	(312)	(920)	(604)
Net income (loss) per share - Diluted:
Class L shareholders	$8.80	$10.04	$16.93	$19.34
Class A shareholders - continuing operations	(1.12)	(1.16)	(3.46)	(2.26)
Class A shareholders - total	(1.12)	(1.16)	(3.53)	(2.25)
Weighted average number of shares - Diluted:
Class L shareholders	30	30	29	30
Class A shareholders	266	270	261	268

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income (loss)	$3	$33	$(337)	$61
Other comprehensive income (loss):
Foreign currency translation, net	(1)	28	21	(39)
Unrealized gain (loss) on derivative instruments, net of tax	(5)	1	(2)	(3)

Other comprehensive income (loss), net of tax	(6)	29	19	(42)

Comprehensive income (loss)	(3)	62	(318)	19
Comprehensive income attributable to the non-controlling interest	(40)	(44)	(90)	(87)

Comprehensive income (loss) attributable to SunGard	$(43)	$18	$(408)	$(68)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flow from operations:
Net income (loss)	$(337)	$61
Income (loss) from discontinued operations	(17)	2

Income (loss) from continuing operations	(320)	59
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	135	98
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(90)	(8)
Stock compensation expense	20	23
Amortization of deferred financing costs and debt discount	10	8
Loss on extinguishment of debt	61	—
Other noncash items	—	(1)
Changes in working capital:
Accounts receivable and other current assets	100	119
Accounts payable and accrued expenses	(111)	(83)
Accrued interest	(5)	(1)
Accrued income taxes	(25)	15
Deferred revenue	(28)	(47)

Cash flow from (used in) continuing operations	86	182
Cash flow from (used in) discontinued operations	34	—

Cash flow from (used in) operations	120	182

Investment activities:
Cash paid for acquired businesses, net of cash acquired	—	(25)
Additions to property and equipment, and software	(31)	(27)
Additions to capitalized software	(27)	(28)
Other investing activities	—	1

Cash provided by (used in) continuing operations	(58)	(79)
Cash provided by (used in) discontinued operations	5	1

Cash provided by (used in) investment activities	(53)	(78)

Financing activities:
Cash received from borrowings, net of fees	(7)	3
Cash used to repay debt	(1,324)	(1)
Cash used to purchase treasury stock	(7)	(2)
Other financing activities	(9)	(10)

Cash provided by (used in) continuing operations	(1,347)	(10)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(460)	(10)

Effect of exchange rate changes on cash	1	(3)

Increase (decrease) in cash and cash equivalents	(392)	91
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $-	706	447

Ending cash and cash equivalents	$314	$538

Supplemental information:
Interest paid	$166	$135

Income taxes paid, net of refunds of $12 million and $19 million, respectively	$23	$16

Non-cash financing activities:
Distribution of net assets of SpinCo (See Note 1)	$223	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SDS Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2014	June 30, 2015
Assets
Current:
Cash and cash equivalents	$447	$538
Trade receivables, less allowance for doubtful accounts of $22 and $21	572	446
Earned but unbilled receivables	114	115
Prepaid expenses and other current assets	116	108

Total current assets	1,249	1,207

Property and equipment, less accumulated depreciation of $414 and $433	152	149
Software products, less accumulated amortization of $1,754 and $1,771	224	222
Customer base, less accumulated amortization of $531 and $555	360	338
Other assets, less accumulated amortization of $22 and $23	94	73
Trade name	672	672
Goodwill	3,760	3,744

Total Assets	$6,511	$6,405

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$3
Accounts payable	21	15
Accrued compensation and benefits	227	167
Accrued interest expense	30	29
Other accrued expenses	127	120
Deferred revenue	589	541

Total current liabilities	994	875

Long-term debt	4,669	4,669
Deferred and other income taxes	616	604
Other long-term liabilities	32	26

Total liabilities	6,311	6,174

Commitments and contingencies

Preferred stock subject to a put option	31	33

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,498 million and $1,593 million; 14,999,000 shares authorized, 10,060,069 shares issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,519	3,523
Treasury stock, 2,516,374 and 2,479,477 preferred shares	(280)	(274)
Accumulated deficit	(2,939)	(2,878)
Accumulated other comprehensive income (loss)	(132)	(174)

Total stockholder’s equity	168	197
Non-controlling Interest	1	1

Total Equity	169	198

Total Liabilities and Equity	$6,511	$6,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$673	$687	$1,326	$1,358

Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	273	283	542	551
Sales, marketing and administration	158	161	326	313
Product development and maintenance	97	87	196	173
Depreciation	27	27	51	56
Amortization of acquisition-related intangible assets	41	21	84	42
Trade name impairment charge	—	—	339	—

Total costs and expenses	596	579	1,538	1,135

Operating income (loss)	77	108	(212)	223

Other income (expense):
Interest income	1	1	1	1
Interest expense and amortization of deferred financing fees	(73)	(71)	(147)	(142)
Loss on extinguishment of debt	—	—	(61)	—
Other income (expense)	—	1	—	1

Other income (expense)	(72)	(69)	(207)	(140)

Income (loss) from continuing operations before income taxes	5	39	(419)	83
Benefit from (provision for) income taxes	(2)	(6)	99	(24)

Income (loss) from continuing operations	3	33	(320)	59
Income (loss) from discontinued operations, net of tax	—	—	(17)	2

Net income (loss)	3	33	(337)	61

Other comprehensive income (loss):
Foreign currency translation, net	(1)	28	21	(39)
Unrealized gain (loss) on derivative instruments, net of tax	(5)	1	(2)	(3)

Other comprehensive income (loss)	(6)	29	19	(42)

Comprehensive income (loss)	$(3)	$62	$(318)	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flow from operations:
Net income (loss)	$(337)	$61
Income (loss) from discontinued operations	(17)	2

Income (loss) from continuing operations	(320)	59
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	135	98
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(90)	(8)
Stock compensation expense	20	23
Amortization of deferred financing costs and debt discount	10	8
Loss on extinguishment of debt	61	—
Other noncash items	—	(1)
Changes in working capital:
Accounts receivable and other current assets	100	119
Accounts payable and accrued expenses	(111)	(83)
Accrued interest	(5)	(1)
Accrued income taxes	(25)	15
Deferred revenue	(28)	(47)

Cash flow from (used in) continuing operations	86	182
Cash flow from (used in) discontinued operations	34	—

Cash flow from (used in) operations	120	182

Investment activities:
Cash paid for acquired businesses, net of cash acquired	—	(25)
Additions to property and equipment, and software	(31)	(27)
Additions to capitalized software	(27)	(28)
Other investing activities	—	1

Cash provided by (used in) continuing operations	(58)	(79)
Cash provided by (used in) discontinued operations	5	1

Cash provided by (used in) investment activities	(53)	(78)

Financing activities:
Cash received from borrowings, net of fees	(7)	3
Cash used to repay debt	(1,324)	(1)
Cash used to purchase treasury stock	(3)	(1)
Other financing activities	(13)	(11)

Cash provided by (used in) continuing operations	(1,347)	(10)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(460)	(10)

Effect of exchange rate changes on cash	1	(3)

Increase (decrease) in cash and cash equivalents	(392)	91
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $-	706	447

Ending cash and cash equivalents	$314	$538

Supplemental information:

Interest paid	$166	$135

Income taxes paid, net of refunds of $12 million and $19 million, respectively	$23	$16

Non-cash financing activities:
Distribution of net assets of SpinCo (See Note 1)	$223	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SDS Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2014	June 30, 2015
Assets
Current:
Cash and cash equivalents	$447	$538
Trade receivables, less allowance for doubtful accounts of $22 and $21	572	446
Earned but unbilled receivables	114	115
Prepaid expenses and other current assets	112	104

Total current assets	1,245	1,203

Property and equipment, less accumulated depreciation of $414 and $433	152	149
Software products, less accumulated amortization of $1,754 and $1,771	224	222
Customer base, less accumulated amortization of $531 and $555	360	338
Other assets, less accumulated amortization of $22 and $23	94	73
Trade name	672	672
Goodwill	3,760	3,744

Total Assets	$6,507	$6,401

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$3
Accounts payable	21	15
Accrued compensation and benefits	227	167
Accrued interest expense	30	29
Other accrued expenses	127	120
Deferred revenue	589	541

Total current liabilities	994	875

Long-term debt	4,669	4,669
Deferred and other income taxes	608	596
Other long-term liabilities	31	26

Total liabilities	6,302	6,166

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,380	3,391
Accumulated deficit	(3,044)	(2,983)
Accumulated other comprehensive income (loss)	(132)	(174)

Total stockholder’s equity	204	234
Non-controlling Interest	1	1

Total Equity	205	235

Total Liabilities and Equity	$6,507	$6,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$673	$687	$1,326	$1,358

Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	273	283	542	551
Sales, marketing and administration	158	161	326	313
Product development and maintenance	97	87	196	173
Depreciation	27	27	51	56
Amortization of acquisition-related intangible assets	41	21	84	42
Trade name impairment charge	—	—	339	—

Total costs and expenses	596	579	1,538	1,135

Operating income (loss)	77	108	(212)	223

Other income (expense):
Interest income	1	1	1	1
Interest expense and amortization of deferred financing fees	(73)	(71)	(147)	(142)
Loss on extinguishment of debt	—	—	(61)	—
Other income (expense)	—	1	—	1

Other income (expense)	(72)	(69)	(207)	(140)

Income (loss) from continuing operations before income taxes	5	39	(419)	83
Benefit from (provision for) income taxes	(2)	(6)	99	(24)

Income (loss) from continuing operations	3	33	(320)	59
Income (loss) from discontinued operations, net of tax	—	—	(17)	2

Net income (loss)	3	33	(337)	61

Other comprehensive income (loss):
Foreign currency translation, net	(1)	28	21	(39)
Unrealized gain (loss) on derivative instruments, net of tax	(5)	1	(2)	(3)

Other comprehensive income (loss)	(6)	29	19	(42)

Comprehensive income (loss)	$(3)	$62	$(318)	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flow from operations:
Net income (loss)	$(337)	$61
Income (loss) from discontinued operations	(17)	2

Income (loss) from continuing operations	(320)	59
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	135	98
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(90)	(8)
Stock compensation expense	20	23
Amortization of deferred financing costs and debt discount	10	8
Loss on extinguishment of debt	61	—
Other noncash items	—	(1)
Changes in working capital:
Accounts receivable and other current assets	100	119
Accounts payable and accrued expenses	(111)	(83)
Accrued interest	(5)	(1)
Accrued income taxes	(25)	15
Deferred revenue	(28)	(47)

Cash flow from (used in) continuing operations	86	182
Cash flow from (used in) discontinued operations	34	—

Cash flow from (used in) operations	120	182

Investment activities:
Cash paid for acquired businesses, net of cash acquired	—	(25)
Additions to property and equipment, and software	(31)	(27)
Additions to capitalized software	(27)	(28)
Other investing activities	—	1

Cash provided by (used in) continuing operations	(58)	(79)
Cash provided by (used in) discontinued operations	5	1

Cash provided by (used in) investment activities	(53)	(78)

Financing activities:
Cash received from borrowings, net of fees	(7)	3
Cash used to repay debt	(1,324)	(1)
Other financing activities	(16)	(12)

Cash provided by (used in) continuing operations	(1,347)	(10)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(460)	(10)

Effect of exchange rate changes on cash	1	(3)

Increase (decrease) in cash and cash equivalents	(392)	91
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $-	706	447

Ending cash and cash equivalents	$314	$538

Supplemental information:

Interest paid	$166	$135

Income taxes paid, net of refunds of $12 million and $19 million, respectively	$23	$16

Non-cash Financing activities:
Distribution of net assets of SpinCo (See Note 1)	$227	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SDS Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNGARD

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard (the “Company”), which was formerly named SunGard Capital Corp., is one of the world’s leading software and technology services companies and has two reportable segments: Financial Systems (“FS”) and Public Sector & Education (“PS&E”). The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

SunGard Data Systems, a wholly-owned subsidiary of SunGard, (“SDS”) was acquired on August 11, 2005 in a leveraged buy-out (the “LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (collectively, the “Sponsors”).

SDS is a wholly-owned, direct subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard. All four of these companies were formed for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” SunGard, SCCII and SDS are separate reporting companies and, together with their direct and indirect subsidiaries, are collectively referred to as the “Company.” The Holding Companies have no other operations beyond those of their ownership of SDS.

On June 4, 2015, SunGard filed a registration statement on Form S-1 for an initial public offering of common stock. An amended filing was made on July 17, 2015.

On March 31, 2014, the Company completed the split-off of its Availability Services (“AS”) business to its existing preferred stockholders, including its private equity owners, on a tax-free and pro-rata basis. As part of that transaction, the assets and liabilities of the AS business were contributed to a new subsidiary, and then SDS transferred all of its ownership interests in that subsidiary to Sungard Availability Services Capital, Inc. (“SpinCo”) in exchange for common stock of SpinCo, approximately $425 million of SpinCo senior notes (“SpinCo Notes”), and $1,005 million of net cash proceeds from the issuance of an AS term loan facility (“SpinCo Term Loan”). Immediately after these transactions, SDS distributed the common stock of SpinCo through SDS’ ownership chain ultimately to SCCII, and then all stockholders of preferred stock of SCCII exchanged a portion of their shares of preferred stock for all of the shares of common stock of SpinCo on a pro-rata basis (together, with the transactions described above, the “AS Split-Off”).

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

The Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 has been revised to present stock compensation expense and developer time spent on customer billable professional services projects in the correct functional expense categories. Refer to Note 2 for additional details.

All of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were split-off on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in both the Condensed Consolidated Statements of Comprehensive Income (Loss) and the rollforwards of stockholders’ equity included in the notes to the condensed consolidated financial statements in each of the Quarterly Reports. However, the inclusion of this item in the 2014 Condensed Consolidated Statements of Comprehensive Income (Loss) was not appropriate since it relates to the distribution of the AS businesses to the Company’s owners and should have been excluded from the 2014 Other Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for the six months ended June 30, 2014.

The following table presents the amounts as originally reported and as revised for each of SunGard, SCCII and SDS (in millions):

	Six Months Ended June 30, 2014
	As Reported	As Revised
Other Comprehensive Income (loss)	$(63)	$19
Comprehensive Income (Loss)	(400)	(318)
Comprehensive Income (Loss) attributable to SunGard (SunGard only)	(490)	(408)

Cost of Sales and Direct Operating

Cost of sales and direct operating represents the cost of providing the Company’s software and services offerings to customers and excludes depreciation, amortization and the cost of maintenance.

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

Recently Issued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. This new guidance establishes a five step process that companies must use in order to recognize revenue properly. Those five steps are: (i) identifying contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The new ASU will affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASU 2014-09 was to be effective for the Company starting in the first quarter of fiscal 2017. However, in July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, and to permit entities to adopt one year earlier if they choose (i.e., the original effective date). ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. The new standard is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. ASU 2015-03 will be effective for the Company for the fiscal year beginning after December 15, 2015 and within those fiscal years with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

2. Expense Classification:

Effective December 31, 2014, within the Condensed Consolidated Statements of Comprehensive Income (Loss), the Company revised its presentation of stock compensation expense. Formerly, the Company presented this expense entirely within sales, marketing and administration expense. The Company’s revised presentation allocates these costs to the appropriate functional areas. Further, the Company has revised its presentation of the costs for developer time spent on customer billable professional services projects. Formerly, the Company presented this expense within product development and maintenance expense. The Company’s revised presentation records these amounts to cost of sales and direct operating. There was no impact on total reported costs and expenses for any period as a result of the changes. Management does not believe these revisions are material to the previously issued financial statements.

The impact of these items within the functional areas for the three and six months ended June 30, 2014 is as follows (in millions):

	Three Months Ended June 30, 2014
	As reported	Revised presentation of stock compensation expense	Revised presentation of developer time spent on professional services projects	As presented in the statement of comprehensive income (loss)
Cost of sales and direct operating (See Note 1)	$265	$2	$6	$273
Sales, marketing and administration	162	(4)	—	158
Product development and maintenance	101	2	(6)	97

Total functional expenses	$528	$—	$—	$528

	Six Months Ended June 30, 2014
	As reported	Revised presentation of stock compensation expense	Revised presentation of developer time spent on professional services projects	As presented in the statement of comprehensive income (loss)
Cost of sales and direct operating (See Note 1)	$528	$3	$11	$542
Sales, marketing and administration	332	(6)	—	326
Product development and maintenance	204	3	(11)	196

Total functional expenses	$1,064	$—	$—	$1,064

3. Acquisitions and Discontinued Operations:

Acquisitions

During March 2015, the Company completed one acquisition in its FS segment, and in June 2015, the Company completed one acquisition in its PS&E segment. Total combined cash paid, net of cash acquired was $25 million. Below is a summary of the combined purchase price allocation (in millions):

Six months ended June 30, 2015
Acquired businesses:
Software products	$11
Customer base	6
Goodwill	17
Other intangible assets	2
Deferred income taxes	(6)
Net current assets (liabilities) assumed	(5)

Cash paid for acquired businesses	$25

The acquisitions discussed above for March and June of 2015 were not material to the Company’s operations, financial position, or cash flows.

Discontinued Operations

On January 31, 2014, the Company completed the sale of two small businesses within the FS segment in exchange for €27 million paid at closing, €9 million to be paid no later than March 2016 (“deferred purchase price”), which is included in trade receivables, and €2 million to be paid upon the successful assignment of certain customer contracts. The deferred purchase price is unconditional and is secured by a bank guarantee. During the first quarter of 2015, the Company successfully assigned certain of these customer contracts and recognized a $2 million gain in discontinued operations. Also included in discontinued operations are the results of our former AS business as a result of the AS Split-Off (see Note 1), which was completed on March 31, 2014. These businesses have been included in our financial results as discontinued operations for all periods presented.

The results for discontinued operations for the three and six months ended June 30, 2014 and 2015 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$—	$—	$338	$—

Operating income (loss)	—	—	(26)	—
Interest expense	—	—	(18)	—
Gain on sale of business	—	—	23	2

Income (loss) before income taxes	—	—	(21)	2
Benefit from income taxes	—	—	4	—

Income (loss) from discontinued operations	$—	$—	$(17)	$2

4. Intangible Assets and Goodwill:

Goodwill

The following table summarizes the changes in goodwill, by segment, for the six months ended June 30, 2015 (in millions):

	Cost			Accumulated impairment
	FS	PS&E	Subtotal	PS&E	Total
Balance at December 31, 2014	$3,433	$544	$3,977	$(217)	$3,760
2015 acquisitions	2	15	17	—	17
Effect of foreign currency translation	(32)	—	(32)	—	(32)
Other	(1)	—	(1)	—	(1)

Balance at June 30, 2015	$3,402	$559	$3,961	$(217)	$3,744

A portion of the Company’s goodwill is denominated in currencies other than the U.S. Dollar.

Intangible Asset amortization

The total expected amortization of acquisition-related intangible assets for years ended December 31 is as follows (in millions):

2015	$85
2016	70
2017	61
2018	56
2019	49

5. Accumulated Other Comprehensive Income:

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015 (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(1)	$(125)	$(6)	$(132)

Other comprehensive loss before reclassifications	(10)	(39)	—	(49)
Amounts reclassified from accumulated other comprehensive income, net of tax	7	—	—	7

Net current-period other comprehensive loss	(3)	(39)	—	(42)

Balance at June 30, 2015	$(4)	$(164)	$(6)	$(174)

The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from accumulated other comprehensive income, for the three and six months ended June 30, 2014 and 2015 (in millions):

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the Statement of Comprehensive Income (Loss) for Components Reclassified from OCI
Other Comprehensive Income (Loss) Components	2014	2015	2014	2015
Unrealized gain (loss) on derivative instruments	$(8)	$(1)	$(6)	$(10)

Loss (gain) on derivatives reclassified into income:
Interest rate contracts	1	2	3	4	Interest expense and amortization of deferred financing fees
Forward currency hedges	1	—	—	1	Cost of sales and direct operating

Total reclassified into income	2	2	3	5
Income tax benefit (expense)	1	—	1	2

Amounts reclassified from accumulated other comprehensive income, net of tax	3	2	4	7

Unrealized gain (loss) on derivative instruments, net of tax	$(5)	$1	$(2)	$(3)

6. Debt and Derivatives:

On June 30, 2015, SDS had $593 million of available borrowing capacity and $7 million of outstanding letters of credit under its $600 million revolving credit facility. In addition, there were $4 million of letters of credit outstanding at June 30, 2015 that did not impact availability under the revolving credit facilities.

The ability to make dividend payments to SunGard’s equity holders is governed by the covenants in its debt agreements. Without obtaining an amendment to those documents, SunGard’s covenants currently limit such a dividend to a total of $200 million.

Debt consisted of the following (in millions):

	December 31, 2014	June 30, 2015
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—
Tranche C due February 28, 2017, effective interest rate of 4.44% and 4.44%	400	400
Tranche E due March 8, 2020, effective interest rate of 4.31% and 4.31%	1,918	1,918

Total Senior Secured Credit Facilities	2,318	2,318
Senior Notes due 2018 at 7.375%	511	511
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured Accounts Receivable Facility, at 3.16% and 3.19%	140	140
Other	—	3

Total debt	$4,669	$4,672

Short-term borrowings and current portion of long-term debt	$—	$3
Long-term debt	4,669	4,669

Total debt	$4,669	$4,672

Future Maturities

At June 30, 2015, the contractual future maturities of debt are as follows (in millions):

Contractual Maturities
2015	$—
2016	3
2017	400
2018	511
2019	1,140
Thereafter	2,618

Total debt	$4,672

SDS uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Amended and Restated Credit Agreement dated as of August 11, 2005, as amended from time to time (“Credit Agreement”). Each swap agreement is designated as a cash flow hedge. SDS pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At June 30, 2015, one-month and three-month LIBOR were 0.19% and 0.28%, respectively. The net receipt or payment from the interest rate swap agreements is included in the Condensed Consolidated Statements of Comprehensive Income (Loss) as interest expense. The interest rates in the components of the debt table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at June 30, 2015 follows (in millions):

Inception	Maturity	Notional amount (in millions)	Weighted- average Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February-March 2014	March 2020	300	2.27%	3-Month

Total / Weighted-Average Interest Rate		$900	1.52%

The fair values of the swap agreements at December 31, 2014 were $1 million and $5 million and were included in other assets and other accrued expenses, respectively. The fair value of the swap agreements at June 30, 2015 was $7 million and was included in other accrued expenses.

The Company has no ineffectiveness related to its swap agreements. During the next twelve months, the Company expects to reclassify approximately $8 million from accumulated other comprehensive income (loss) into earnings, specifically interest expense and amortization of deferred financing fees, related to the Company’s interest rate swaps based on the borrowing rates at June 30, 2015.

7. Fair Value Measurements:

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 – Unobservable inputs for the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2015 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$55	$—	$—	$55
Currency forward contracts	Prepaid expenses and other current assets	—	2	—	2

Total		$55	$2	$—	$57

Liabilities
Interest rate swap agreements	Other accrued expenses	$—	$7	$—	$7
Currency forward contracts	Other accrued expenses	—	2	—	2

		$—	$9	$—	$9

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$106	$—	$—	$106
Interest rate swap agreements	Other assets	—	1	—	1
Currency forward contracts	Prepaid expenses and other current assets	—	3	—	3

Total		$106	$4	$—	$110

Liabilities
Interest rate swap agreements	Other accrued expenses	$—	$5	$—	$5
Currency forward contracts	Other accrued expenses	—	1	—	1

Total		$—	$6	$—	$6

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

The fair value of the trade name is categorized as Level 3, a non-recurring fair value measurement using significant unobservable inputs, and is estimated by discounted cash flows based on projected future revenues. This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. During the six months ended June 30, 2014, the Company recorded a $339 million trade name impairment charge. See Notes 1 and 7 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2014 and June 30, 2015 (in millions):

	December 31, 2014		June 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$2,458	$2,431	$2,458	$2,458
Fixed rate debt	2,211	2,286	2,214	2,293

8. Non-controlling Interest:

A rollforward of SunGard’s non-controlling interest for the six months ended June 30, 2015 is as follows (in millions):

	Non-controlling interest
	Temporary equity	Permanent equity	Total
Balances at December 31, 2014	$37	$1,490	$1,527
Net income	2	85	87
Purchase of treasury stock	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units to temporary equity	6	—	6
Cancellation of put options due to employee terminations	(5)	2	(3)

Balances at June 30, 2015	$40	$1,576	$1,616

A rollforward of SunGard’s non-controlling interest for the six months ended June 30, 2014 follows (in millions):

	Non-controlling interest
	Temporary equity	Permanent equity	Total
Balances at December 31, 2013	$42	$1,741	$1,783
Net income	—	90	90
Purchase of treasury stock	—	(2)	(2)
Impact of exchange of SpinCo common stock for SCCII preferred stock	(1)	(428)	(429)
Impact of modification of SunGard Awards	(4)	—	(4)
Impact of modification of SpinCo Awards	(6)	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	7	—	7
Cancellation of put options due to employee terminations	(6)	5	(1)

Balances at June 30, 2014	$32	$1,406	$1,438

9. Earnings (Loss) per Share:

Earnings (loss) per share for SunGard is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s Class A common stock and the holders of Class L common stock, as if all earnings for the period were distributed pursuant to their contractual right to receive dividends. Class L common stock is legally designated as common stock, but is entitled to a preferential return equal to the sum of (i) an $81 per share base amount plus (ii) an amount sufficient to generate an internal rate of return equal to 13.5% per annum (compounded quarterly). After this amount has been distributed, the Class L participates in all distributions on a pro-rata basis with the Class A.

The numerator in calculating Class L basic and diluted income per share is an amount equal to the 13.5% preferential return for the reporting period. The preferential 13.5% rate of return for the Class L common stock is computed by multiplying the initial $81 per share liquidation preference by the stated preferential return of 13.5%, compounded quarterly from the LBO to the current balance sheet date of June 30, 2015.

The numerator in calculating Class A basic earnings (loss) per share is Net income (loss) attributable to SunGard, less an amount equal to the 13.5% preferential return for the reporting period. In determining the net income (loss) attributable to Class A stockholders for purposes of computing diluted earnings (loss) per share, the Company increased the loss to reflect the preference amount for dilutive Class L shares. The basic and diluted earnings (loss) per share attributable to Class A stockholders is presented for both continuing and discontinued operations for all periods.

Reconciliations of the numerators and denominators used in the computation of basic and diluted earnings (loss) per common share are as follows (in millions, except per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2015	2014	2015
Numerators:
Net income (loss) attributable to SunGard	$(37)	$(11)	$(427)	$(26)
Income (loss) from discontinued operations, net of tax	—	—	(17)	2

Income (loss) from continuing operations attributable to SunGard	(37)	(11)	(410)	(28)
Less: Additional income attributable to the non-controlling interest for vested unissued shares	—	1	(2)	—
Less: Preference amount for Class L outstanding and vested unissued shares	(255)	(292)	(491)	(562)

Numerator for basic earnings (loss) per share - Income available to Class A stockholders from continuing operations	$(292)	$(302)	$(903)	$(590)

Less: Additional income attributable to the non-controlling interest for options and unvested restricted stock units	(1)	(1)	—	(2)
Less: Preference amount for Class L options and unvested Class L shares included in restricted stock units	(5)	(9)	—	(14)

Numerator for diluted earnings (loss) per share - Income available to Class A stockholders from continuing operations	$(298)	$(312)	$(903)	$(606)

Denominators:
Class A common stock:
Weighted average number of shares - basic	261	262	261	262
Effect of potentially dilutive Class A shares	5	8	—	6

Weighted average number of shares - diluted	266	270	261	268

Class L common stock:
Weighted average number of shares - basic	29	29	29	29
Effect of potentially dilutive Class L shares	1	1	—	1

Weighted average number of shares - diluted	30	30	29	30

Earnings (loss) per share:
Net income (loss) per share - basic:
Class L stockholders	$8.80	$10.04	$16.93	$19.34
Class A stockholders - continuing operations	(1.12)	(1.15)	(3.46)	(2.25)
Class A stockholders - discontinued operations	—	—	(0.06)	0.01

Class A stockholders - total	$(1.12)	$(1.15)	$(3.53)	$(2.24)

Net income (loss) per share - diluted:
Class L stockholders	$8.80	$10.04	$16.93	$19.34
Class A stockholders - continuing operations	(1.12)	(1.16)	(3.46)	(2.26)
Class A stockholders - discontinued operations	—	—	(0.06)	0.01

Class A stockholders - total	$(1.12)	$(1.16)	$(3.53)	$(2.25)

The Company included $9 million in the calculation of diluted earnings per share for Class L stockholders for the six months ended June 30, 2014 related to the preference amount for dilutive Class L options and Class L shares included in restricted stock units. This amount is excluded from the calculation of diluted earnings (loss) per share for Class A stockholders for the same period as the effect would be anti-dilutive.

The following potential common shares (in millions) were excluded from the calculation of earnings (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2015	2014	2015
Denominators:
Class A common stock:
Restricted stock units	8	7	9	7
Stock options	14	12	18	12
Stock appreciation rights	7	6	7	6

Class L common stock:
Restricted stock units	1	1	1	1
Stock options	1	1	1	1
Stock appreciation rights	1	1	1	1

10. Income Taxes:

The effective income tax rates for the three month periods ended June 30, 2015 and 2014 were 13% and 32%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the three months ended June 30, 2015, the provision for income taxes includes a benefit of $10 million recorded as a discrete item for the reversal of a portion of the Company’s reserve for uncertain tax positions, triggered by a favorable decision received by the Company from an appellate body on a matter between the Company and a state taxing authority during the period. Also for the period, the Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the three months ended June 30, 2015. Changes in the mix of income, losses in particular jurisdictions or the total amount of income for 2015 may significantly impact the estimated effective income tax rate for the year.

The effective income tax rates for the six month periods ended June 30, 2015 and 2014 were 28% and 24%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the six months ended June 30, 2015, the provision for income taxes includes a benefit of $10 million recorded as a discrete item for the reversal of a portion of the Company’s reserve for uncertain tax positions, triggered by a favorable decision received by the Company from an appellate body on a matter between the Company and a state taxing authority during the period. Also for the period, the Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the six months ended June 30, 2015.

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

11. Segment Information:

The Company’s measure of segment profit or loss is Adjusted EBITDA. Management believes Adjusted EBITDA is an effective tool to measure the Company’s operating performance since it excludes non-cash items, including depreciation (which includes amortization of capitalized software), amortization of acquisition-related intangible assets, trade name and goodwill impairment charges and stock compensation expense, and certain variable charges including severance and facility closure costs, management fees paid to the Sponsors and certain other costs. Management uses Adjusted EBITDA extensively to measure the financial performance of the Company and its reportable segments, and also to report the Company’s results to its board of directors. The Company uses a similar measure, as defined in SDS’s Credit Agreement, for purposes of computing its debt covenants. The operating results apply to each of SunGard, SCCII and SDS unless otherwise noted.

The operating results for the three and six months ended June 30, 2015 and 2014 for each segment follow (in millions):

	Three Months Ended June 30, 2015
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$227	$35	$262	$—	$262
SaaS and cloud	260	10	270	—	270
Services	144	11	155	—	155

Total revenue	$631	$56	$687	$—	$687

Adjusted EBITDA	$173	$17	$190	$(12)	$178
Depreciation (2)	24	3	27	—	27
Amortization of acquisition-related intangible assets	20	1	21	—	21
Capital expenditures	24	3	27	—	27

	Three Months Ended June 30, 2014
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$222	$35	$257	$—	$257
SaaS and cloud	256	9	265	—	265
Services	140	11	151	—	151

Total revenue	$618	$55	$673	$—	$673

Adjusted EBITDA	$154	$17	$171	$(12)	$159
Depreciation (2)	24	2	26	1	27
Amortization of acquisition-related intangible assets	38	2	40	1	41
Capital expenditures	27	3	30	—	30

	Six Months Ended June 30, 2015
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$445	$69	$514	$—	$514
SaaS and cloud	528	19	547	—	547
Services	275	22	297	—	297

Total revenue	$1,248	$110	$1,358	$—	$1,358

Adjusted EBITDA	$347	$33	$380	$(27)	$353
Depreciation (2)	50	5	55	1	56
Amortization of acquisition-related intangible assets	40	2	42	—	42
Capital expenditures	46	7	53	2	55

	Six Months Ended June 30, 2014
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$439	$69	$508	$—	$508
SaaS and cloud	515	18	533	—	533
Services	264	21	285	—	285

Total revenue	$1,218	$108	$1,326	$—	$1,326

Adjusted EBITDA	$293	$33	$326	$(22)	$304
Depreciation (2)	46	4	50	1	51
Amortization of acquisition-related intangible assets	79	4	83	1	84
Capital expenditures	53	5	58	—	58

(1)	Corporate is included to reconcile each item to the total for the Company.

Reconciliation of consolidated Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Adjusted EBITDA (including corporate)	$159	$178	$304	$353
Depreciation (2)	(27)	(27)	(51)	(56)
Amortization of acquisition-related intangible assets	(41)	(21)	(84)	(42)
Trade name impairment	—	—	(339)	—
Severance and facility closure costs	(2)	(2)	(7)	(4)
Stock compensation expense	(11)	(13)	(20)	(23)
Management fees	(1)	(2)	(3)	(4)
Other costs (included in operating income)	—	(5)	(12)	(1)
Interest expense, net	(72)	(70)	(146)	(141)
Loss on extinguishment of debt	—	—	(61)	—
Other income (expense)	—	1	—	1

Income (loss) from continuing operations before income taxes	$5	$39	$(419)	$83

(2)	Includes amortization of capitalized software.

12. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures for the six months ended June 30, 2015 (in millions):

	Workforce-related	Facilities	Total
Balance at December 31, 2014	$12	$13	$25
Expense related to 2015 actions	7	—	7
Paid	(10)	(3)	(13)
Other adjustments	(3)	—	(3)

Balance at June 30, 2015	$6	$10	$16

The majority of the workforce-related actions are expected to be completed over the next 12 months. The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

13. Related Party Transactions:

Sponsor Transactions

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 million of management fees in sales, marketing and administration expenses for each of the three month periods ended June 30, 2014 and 2015. The Company recorded $4 million of management fees in sales, marketing and administration expenses for each of the six month periods ended June 30, 2014 and 2015. In the six months ended June 30, 2014, the Company recorded approximately $1 million of management fees in income (loss) from discontinued operations. At December 31, 2014 and June 30, 2015, the Company had accrued management fees included in other accrued expenses of $3 million and $2 million, respectively.

For the six months ended June 30, 2014, Goldman Sachs & Co. and/or its respective affiliates, received less than $1 million in connection with amendments to SDS’s Credit Agreement.

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

AS Transactions

In connection with the Global Master Services Agreement (“GMSA”) with AS, the Company incurred expenses of $9 million for services provided under the GMSA, most of which are included in cost of sales and direct operating, in the condensed consolidated statement of comprehensive income (loss) for each of the three months ended June 30, 2014 and 2015, respectively. The Company incurred expenses of $18 million for services provided under the GMSA, most of which are included in cost of sales and direct operating, in the condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2015. At June 30, 2015, the Company had recorded approximately $3 million of accounts payable due to AS under the GMSA. The Company has incurred a total of $42 million to date under the GMSA, and has a remaining commitment, which expires on March 31, 2016, of approximately $24 million.

In addition, for each of the three months ended June 30, 2014 and 2015, AS purchased certain data center outsourcing services and treasury products from FS, for which FS recognized revenue of approximately $1 million. Also, during the six months ended June 30, 2015, AS purchased certain data center outsourcing services and treasury products from FS, for which FS recognized revenue of approximately $1 million. At June 30, 2015, the Company had recorded approximately $1 million of accounts receivable related to certain data center outsourcing and treasury products provided to AS.

14. Commitments and Contingencies:

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

The Company has had patent infringement lawsuits filed against it or certain of its customers claiming that certain of its products infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or limitations on the Company’s ability to offer certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. Also, certain agreements with previously owned businesses of the Company require indemnification to the new owners for certain matters as part of the sale of those businesses. At June 30, 2015, the Company does not have any significant accruals related to patent indemnification or infringement claims.

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

15. Supplemental Guarantor Condensed Consolidating Financial Statements:

SDS’ senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly-owned domestic subsidiaries of SDS (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SDS. None of the other subsidiaries of SDS, either direct or indirect, nor any of the Holding Companies, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities. The Guarantors are subject to release under certain circumstances as described below.

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

The following tables present the financial position, results of operations and cash flows of SDS (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2014 and June 30, 2015, and for the three and six month periods ended June 30, 2014 and 2015, to arrive at the information for SDS on a consolidated basis. SunGard and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2014.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2014
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$202	$1		$244	$—	$447
Intercompany balances	—	3,049		500	(3,549)	—
Trade receivables, net	1	446	(a)	239	—	686
Prepaid expenses, taxes and other current assets	32	43		39	(2)	112

Total current assets	235	3,539		1,022	(3,551)	1,245
Property and equipment, net	—	94		58	—	152
Intangible assets, net	68	348		262	—	678
Trade name	—	672		—	—	672
Deferred income taxes	69	—		—	(69)	—
Intercompany balances	194	8		154	(356)	—
Goodwill	—	3,099		661	—	3,760
Investment in subsidiaries	8,039	1,366		—	(9,405)	—

Total Assets	$8,605	$9,126		$2,157	$(13,381)	$6,507

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$—	$—		$—	$—	$—
Intercompany balances	3,549	—		—	(3,549)	—
Accounts payable and other current liabilities	59	510		427	(2)	994

Total current liabilities	3,608	510		427	(3,551)	994
Long-term debt	4,529	—		140	—	4,669
Intercompany debt	162	—		194	(356)	—
Deferred and other income taxes	101	559		17	(69)	608
Other liabilities	—	18		13	—	31

Total liabilities	8,400	1,087		791	(3,976)	6,302

Total equity	205	8,039		1,366	(9,405)	205

Total Liabilities and Equity	$8,605	$9,126		$2,157	$(13,381)	$6,507

(a)	This balance is primarily comprised of a receivable from the Company’s accounts receivable financing subsidiary, which is a non-guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Balance Sheet June 30, 2015
	Parent	Guarantor		Non- Guarantor
	Company	Subsidiaries		Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$254	$(5)		$289	$—	$538
Intercompany balances	—	3,289		472	(3,761)	—
Trade receivables, net	—	407	(a)	154	—	561
Prepaid expenses, taxes and other current assets	18	49		45	(8)	104

Total current assets	272	3,740		960	(3,769)	1,203
Property and equipment, net	1	97		51	—	149
Intangible assets, net	60	330		243	—	633
Trade name	—	672		—	—	672
Deferred income taxes	74	—		—	(74)	—
Intercompany balances	178	6		155	(339)	—
Goodwill	—	3,112		632	—	3,744
Investment in subsidiaries	8,266	1,353		—	(9,619)	—

Total Assets	$8,851	$9,310		$2,041	$(13,801)	$6,401

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$—	$—		$3	$—	$3
Intercompany balances	3,761	—		—	(3,761)	—
Accounts payable and other current liabilities	70	474		336	(8)	872

Total current liabilities	3,831	474		339	(3,769)	875
Long-term debt	4,529	—		140	—	4,669
Intercompany debt	161	—		178	(339)	—
Deferred and other income taxes	95	555		20	(74)	596
Other liabilities	—	15		11	—	26

Total liabilities	8,616	1,044		688	(4,182)	6,166

Total stockholders’ equity	235	8,266		1,353	(9,619)	235

Total Liabilities and Stockholders’ Equity	$8,851	$9,310		$2,041	$(13,801)	$6,401

(a)	This balance is primarily comprised of a receivable from the Company’s accounts receivable financing subsidiary, which is a non-guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$479	$316	$(122)	$673
Costs and expenses	23	422	273	(122)	596

Operating income (loss)	(23)	57	43	—	77
Net interest income (expense)	(67)	—	(5)	—	(72)
Net earnings (losses) of equity affiliates	65	29	—	(94)	—

Income (loss) from continuing operations before income taxes	(25)	86	38	(94)	5
Benefit from (provision for) income taxes	28	(21)	(9)	—	(2)

Income (loss) from continuing operations	3	65	29	(94)	3
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$3	$65	$29	$(94)	$3

Comprehensive income (loss)	$(3)	$68	$32	$(100)	$(3)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$497	$291	$(101)	$687
Costs and expenses	25	393	262	(101)	579

Operating income (loss)	(25)	104	29	—	108
Net interest income (expense)	(67)	—	(3)	—	(70)
Net earnings (losses) of equity affiliates	89	17	—	(106)	—
Other income (expense)	—	—	1	—	1

Income (loss) from continuing operations before income taxes	(3)	121	27	(106)	39
Benefit from (provision for) income taxes	36	(32)	(10)	—	(6)

Income (loss) from continuing operations	33	89	17	(106)	33
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$33	$89	$17	$(106)	$33

Comprehensive income (loss)	$62	$112	$40	$(152)	$62

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$950	$584	$(208)	$1,326
Costs and expenses	48	1,162	536	(208)	1,538

Operating income (loss)	(48)	(212)	48	—	(212)
Net interest income (expense)	(136)	—	(10)	—	(146)
Net earnings (losses) of equity affiliates	(133)	36	—	97	—
Other income (expense)	(61)	—	—	—	(61)

Income (loss) from continuing operations before income taxes	(378)	(176)	38	97	(419)
Benefit from (provision for) income taxes	68	42	(11)	—	99

Income (loss) from continuing operations	(310)	(134)	27	97	(320)
Income (loss) from discontinued operations, net of tax	(27)	1	9	—	(17)

Net income (loss)	$(337)	$(133)	$36	$97	$(337)

Comprehensive income (loss)	$(318)	$(158)	$58	$100	$(318)

All of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were split-off on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in the 2014 Supplemental Condensed Consolidated Schedule of Comprehensive Income (Loss). However, the inclusion of this item was not appropriate since it relates to the distribution of the AS businesses to the Company’s owners and should have been excluded from the 2014 Other Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for the six months ended June 30, 2014 (in millions).

	Six Months Ended June 30, 2014
	As Reported	As Revised
Comprehensive Income - Parent	$(400)	$(318)
Comprehensive Income - Guarantor	(191)	(158)
Comprehensive Income - Non-Guarantor	9	58
Comprehensive Income - Eliminations	182	100

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss) Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$980	$570	$(192)	$1,358
Costs and expenses	48	762	517	(192)	1,135

Operating income (loss)	(48)	218	53	—	223
Net interest income (expense)	(134)	—	(7)	—	(141)
Net earnings (losses) of equity affiliates	180	31	—	(211)	—
Other income (expense)	—	—	1	—	1

Income (loss) from continuing operations before income taxes	(2)	249	47	(211)	83
Benefit from (provision for) income taxes	63	(69)	(18)	—	(24)

Income (loss) from continuing operations	61	180	29	(211)	59
Income (loss) from discontinued operations, net of tax	—	—	2	—	2

Net income (loss)	$61	$180	$31	$(211)	$61

Comprehensive income (loss)	$19	$156	$8	$(164)	$19

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(337)	$(133)	$36	$97	$(337)
Income (loss) from discontinued operations	(27)	1	9	—	(17)

Income (loss) from continuing operations	(310)	(134)	27	97	(320)
Non cash adjustments	238	291	43	(97)	475
Changes in operating assets and liabilities	(98)	46	(17)	—	(69)

Cash flow from (used in) continuing operations	(170)	203	53	—	86
Cash flow from (used in) discontinued operations	(43)	52	25	—	34

Cash flow from (used in) operations (a)	(213)	255	78	—	120

Investment activities:
Intercompany transactions	85	(75)	38	(48)	—
Cash paid for property and equipment and software	(1)	(36)	(21)	—	(58)

Cash provided by (used in) continuing operations	84	(111)	17	(48)	(58)
Cash provided by (used in) discontinued operations	1,041	(41)	(995)	—	5

Cash provided by (used in) investment activities	1,125	(152)	(978)	(48)	(53)

Financing activities:
Intercompany dividends	—	(24)	(24)	48	—
Net repayments of long-term debt	(1,269)	—	(62)	—	(1,331)
Other financing activities	(16)	—	—	—	(16)

Cash provided by (used in) continuing operations	(1,285)	(24)	(86)	48	(1,347)
Cash provided by (used in) discontinued operations	—	(80)	967	—	887

Cash provided by (used in) financing activities	(1,285)	(104)	881	48	(460)

Effect of exchange rate changes on cash	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(373)	(1)	(18)	—	(392)
Beginning cash and cash equivalents (b)	403	2	301	—	706

Ending cash and cash equivalents	$30	$1	$283	$—	$314

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the six months ended June 30, 2014, the Parent Company allocated approximately $96 million of tax liabilities to its Guarantor Subsidiaries. During the three months ended March 31, 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion. Therefore, these transactions are not reflected in the Condensed Consolidating Statement of Cash Flows presented above.
(b)	Includes cash of discontinued operations.

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$61	$180	$31	$(211)	$61
Income (loss) from discontinued operations	—	—	2	—	2

Income (loss) from continuing operations	61	180	29	(211)	59
Non cash adjustments	(153)	24	38	211	120
Changes in operating assets and liabilities	(56)	64	(5)	—	3

Cash flow from (used in) continuing operations	(148)	268	62	—	182
Cash flow from (used in) discontinued operations	—	—	—	—	—

Cash flow from (used in) operations (a)	(148)	268	62	—	182

Investment activities:
Intercompany transactions	214	(195)	23	(42)	—
Cash paid for acquired businesses, net of cash acquired	—	(21)	(4)	—	(25)
Cash paid for property and equipment and software	(2)	(37)	(16)	—	(55)
Other investing activities	—	—	1	—	1

Cash provided by (used in) continuing operations	212	(253)	4	(42)	(79)
Cash provided by (used in) discontinued operations	—	—	1	—	1

Cash provided by (used in) investment activities	212	(253)	5	(42)	(78)

Financing activities:
Intercompany dividends	—	(21)	(21)	42	—
Net repayments of long-term debt	—	—	2	—	2
Other financing activities	(12)	—	—	—	(12)

Cash provided by (used in) continuing operations	(12)	(21)	(19)	42	(10)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(12)	(21)	(19)	42	(10)

Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	52	(6)	45	—	91
Beginning cash and cash equivalents	202	1	244	—	447

Ending cash and cash equivalents	$254	$(5)	$289	$—	$538

(a)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the six months ended June 30, 2015, the Parent Company allocated approximately $77 million of tax liabilities to its Guarantor Subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and presumes that readers are familiar with the discussion and analysis in that filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Condensed Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SDS, which are materially the same as the results of operations and financial condition of SunGard and SCCII. Therefore, the discussions provided are applicable to each of SunGard, SCCII and SDS unless otherwise noted.

Overview

SunGard is a leading provider of mission-critical software to financial institutions globally. Our solutions automate a wide range of complex business processes across the financial services industry, including those associated with trading, securities operations, administering investment portfolios, accounting for investment assets, and managing risk and compliance requirements. We are the largest provider of industry-specific software by revenue to the segments that we serve, and are differentiated by the breadth of our offerings, leading edge technology, operating scale, deep domain expertise, and global reach.

Our business model is founded on software, which is surrounded by services, resulting in strong recurring revenue streams with attractive profit margins and strong cash flows. At the heart of our business model is our proprietary intellectual property that is licensed or rented to customers for periods typically ranging from three to seven years and also offered as a service, which we refer to as our SaaS offering. Our license offerings have traditionally been run on our customers’ premises but are increasingly delivered from our private cloud. In addition, we provide professional services and business processing as a service, or BPaaS (collectively, “Services”).

Because we sell our software maintenance, rentals, SaaS, cloud and BPaaS offerings under long-term contracts and recognize the revenue ratably over the term of the contracts, we have good visibility into future revenue, which helps us to manage spending proactively. We refer to this contractually committed revenue as “recurring revenue.” Our revenue streams are highly recurring as a result of our deeply embedded solutions and long-running contracts typically ranging from three to seven years for software maintenance, rentals, SaaS, cloud and BPaaS offerings. In 2014, these offerings comprised 70% of our revenue, with a revenue retention rate of 95%. Our revenue retention rate is defined as the percentage of the prior year’s recurring revenue retained in the current year. Our revenue retention rate reflects attrition due to competitive losses, including where customers have deployed in-house solutions. It also reflects losses due to customer bankruptcies and mergers. Revenue attrition resulting from discontinued SunGard products and reductions due to price adjustments are not reflected in the revenue retention rate.

The remaining 30% of our 2014 total revenue was comprised of software license fees and professional services revenue.

We classify our revenue into three categories: Software revenue, SaaS and cloud revenue and Services revenue, as described below.

Software Revenue

Our Software revenue represented 40% of our 2014 total revenue and is comprised of traditional software license fees, maintenance and support fees, and fees from the resale of third-party software licenses. These software license fees include term licenses, perpetual licenses and, for customers who would prefer a periodic fee instead of a larger up-front payment, rental fees. Maintenance and support fees provide customers with periodic technology updates and interactive support related to our software.

Within Software, perpetual and term licenses revenue is generally recognized at the time of sale. The majority of our software license revenue results from the sale of term licenses, which generally have terms of three to seven years. The scheduled renewals of these term licenses provide good visibility to our future revenue pipeline. However, the timing of these license sales can significantly impact our revenue and profitability in any given quarter.

SaaS and Cloud Revenue

Our SaaS and cloud offerings comprised 38% of our total revenue in 2014. SaaS and cloud offerings are delivered from SunGard’s private cloud to provide customers with a secure and reliable environment operated by qualified SunGard personnel. These offerings allow customers to take advantage of SunGard’s deep domain expertise while avoiding the upfront cost of licensing and IT infrastructure. SaaS and cloud revenue also includes revenue from our proprietary trading algorithms and trade execution network.

Our cloud offerings have been a source of consistent growth in recent years as an increasing number of customers have opted to deploy their licensed SunGard applications in our private cloud. In these instances, we charge separately for hosting these licensed SunGard applications in our private cloud. We classify that hosting revenue in our SaaS and cloud revenue category, while the corresponding software license, maintenance and rental revenue is classified in our Software revenue category.

Our SaaS offerings include fully integrated software, hosting and application management services, which are also delivered from SunGard’s private cloud. All revenue related to our SaaS offerings is classified in our SaaS and cloud revenue category, noting the fully integrated service that we provide.

These SaaS and cloud offerings are generally sold on multi-year contracts. As such, they form a strong recurring revenue stream for our company and have historically generated high customer renewal rates. Consistent with industry trends, we expect SaaS and cloud revenue to become a greater portion of our overall revenue going forward.

Services Revenue

Professional services and BPaaS revenue represented approximately 22% of our 2014 total revenue. Professional services offerings help customers to install, optimize and integrate SunGard’s software into their computing environment.

As is typical in our industry, our profit margins on professional services revenue are lower than on our revenue from software offerings. We are currently investing to expand our global professional services delivery capacity in order to further improve our customers’ adoption of our core technologies.

Our BPaaS offerings typically provide back-office processing services to our customers where the process is built on a SunGard application. The combination of our industry and application knowledge, coupled with our customers’ desire to focus on their core competencies, is resulting in continued growth in these BPaaS offerings. Recently, we have expanded our BPaaS services to include utility offerings covering derivatives processing and U.S. transfer agency services. These utilities are based on SunGard’s proprietary software and allow us to service multiple customers from a single delivery center. We expect revenue to grow from these utility offerings, modestly increasing the percentage of SunGard revenue that is recurring. However, the margins from these offerings are expected to be lower than our software and SaaS & cloud revenue margins, especially over the next few years as we invest to establish these offerings.

Results of Operations

We evaluate our performance using both U.S. GAAP (accounting principles generally accepted in the United States) and non-GAAP measures. Our primary non-GAAP measure is Adjusted EBITDA. For a definition of Adjusted EBITDA and a reconciliation to net income, please refer to “Non-GAAP Financial Measures” included elsewhere in this document.

We are supplementing certain GAAP measures with comparable measures on a constant-currency basis, a non-GAAP measure, which exclude the impacts from changes in currency translation. We believe providing the year-to-year variances in our results on a constant-currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result of our international operations, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present our constant currency year-over-year changes, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior-year period rather than the actual exchange rates in effect during the current-year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated Results of Operations - Unaudited

($ in millions)	Three Months Ended June 30,				Year-over-Year Change
			% of Revenue				At Constant Currency
	2014	2015	2014	2015	As Reported
Revenue	$673	$687	100%	100%	2%		6%
Costs and expenses:
Cost of sales and direct operating	273	283	41%	41%	3%		7%
Sales, marketing and administration	158	161	24%	23%	2%		7%
Product development and maintenance	97	87	14%	13%	(11)%		(4)%
Depreciation	27	27	4%	4%	1%		4%
Amortization of acquisition-related intangible assets	41	21	6%	3%	(48)%		(46)%

Total costs and expenses	596	579	89%	84%	(3)%		2%

Operating income	77	108	11%	16%	43%		38%

Operating margin	11.4%	15.9%			4.	5pts	3.	4pts

Other income (expense):
Interest income	1	1	0%	0%	nm		nm
Interest expense and amortization of deferred financing fees	(73)	(71)	(11)%	(10)%	(1)%		nm
Other income (expense)	—	1	0%	0%	nm		nm

Other income (expense)	(72)	(69)	(11)%	(10)%	nm		nm

Income (loss) from continuing operations before income taxes	5	39	1%	6%	nm		nm
Provision for income taxes	(2)	(6)	(0)%	(1)%	nm		nm

Net income	3	33	0%	5%	nm		nm
Income attributable to non-controlling interests	(40)	(44)	(6)%	(6)%	nm		nm

Net loss attributable to SunGard	$(37)	$(11)	(6)%	(2)%	nm		nm

Other Financial Information
Adjusted EBITDA (1)	$159	$178	24%	26%	12%		11%

Adjusted EBITDA margin	23.7%	26.0%			2.	3pts	1.	2pts

Note: Columns may not total due to rounding.

“nm” = not meaningful

pts = points

(1)	Adjusted EBITDA is a non-GAAP financial measure we use to evaluate the performance of SunGard and its reportable segments. Please refer to “Non-GAAP Financial Measures” for more information and a reconciliation to the nearest comparable GAAP financial measure.

Revenue

Total revenue increased $14 million, or 2%, to $687 million in the second quarter of 2015. Foreign currency translation had a $24 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, total revenue increased $38 million, or 6%, in the second quarter of 2015. Our revenue growth was primarily due to increased license fees related to our new technology and increased renewals, higher SaaS and broker-dealer volumes and adoption of our cloud offerings, and growth in Services revenue related to our BPaaS utilities and professional services. This growth was particularly evident in the established markets. For each of the quarters ended June 30, 2015 and 2014, the mix of our revenue was similar, with Software representing 38% of total revenue, SaaS and cloud revenue representing 39% of total revenue, and Services revenue representing 23% of total revenue.

Please refer to the Segment Results of Operations section for additional information about revenue for the three-month periods ended June 30, 2015 and 2014.

Cost of Sales and Direct Operating

Cost of sales and direct operating increased $10 million, or 3%, to $283 million in the second quarter of 2015. Foreign currency translation had an $11 million net favorable impact on the current period results. Excluding the effects of foreign currency translation, cost of sales and direct operating increased $21 million, or 7%, in the current-year quarter. The variance in cost of sales and direct operating was primarily due to an $8 million increase in employment-related expenses related to the delivery of services and start-up of BPaaS utilities, including wages, employer taxes and employee benefit costs; $5 million of foreign currency transaction losses related to the re-measurement of intercompany notes, and a $4 million increase in expenses associated with customer trading activity in our broker/dealer business that have a direct correlation with trading volumes, including clearing fees, trading ticket charges, and electronic communication network (ECN) fees. Cost of sales and direct operating was 41% of total revenue in each of the quarters ended June 30, 2015 and 2014.

Sales, Marketing and Administration

Sales, marketing and administration expense increased $3 million, or 2%, to $161 million in the second quarter of 2015. Foreign currency translation had an $8 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, sales, marketing and administration expense increased $11 million, or 7%, in the current-year quarter. The variance in sales, marketing and administration expense was primarily due to $8 million of increased employment-related expenses related to sales commissions and investments in additional sales resources. Sales, marketing and administration expense was 23% and 24% of total revenue in the quarters ended June 30, 2015 and 2014, respectively.

Product Development and Maintenance

Product development and maintenance expense decreased $10 million, or 11%, to $87 million in the second quarter of 2015. Foreign currency translation had a $6 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, product development and maintenance expense decreased $4 million, or 4%, in the current-year quarter. The variance in product development and maintenance expense was primarily due to a $3 million decrease in employment-related expenses consisting primarily of wages, employer taxes and employee benefit costs, stemming primarily from headcount reductions which occurred in late 2014. Product development and maintenance expense was 13% and 14% of total revenue in the quarters ended June 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense was $27 million in each of the quarters ended June 30, 2015 and 2014. Foreign currency translation had a $1 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, depreciation expense increased $1 million, or 4%, in the current-year quarter. The slight variance in depreciation expense was due to increased capitalization of software assets in the past year. Depreciation expense was 4% of total revenue in each of the quarters ended June 30, 2015 and 2014.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $20 million, or 48%, to $21 million in the second quarter of 2015. Foreign currency translation had a $1 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, amortization of acquisition-related intangible assets decreased $19 million, or 46%, in the current-year quarter. The variance in amortization of acquisition-related intangible assets was primarily due to the continued runoff of certain acquisition-related intangible assets primarily stemming from the LBO transaction in 2005. Amortization of acquisition-related intangible assets was 3% and 6% of total revenue in the quarters ended June 30, 2015 and 2014, respectively.

Operating Income

Operating income increased $31 million, or 43%, to $108 million in the second quarter of 2015. Foreign currency translation had a $3 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, operating income increased $28 million, or 38%, and operating margin increased by 3.4 points in the current-year quarter. Operating income was impacted by the items discussed above.

Adjusted EBITDA

Adjusted EBITDA increased $19 million, or 12%, to $178 million in the second quarter of 2015. Foreign currency translation had a $2 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, adjusted EBITDA margin increased by 1.2 points in the current-year quarter primarily due to the growth in our Software, SaaS and cloud, and Services revenues and decreases in employee-related product development spending, which was partially offset by higher employment-related costs related to the start-up of BPaaS utilities and higher incentive compensation for sales personnel.

Interest expense and amortization of deferred financing fees

Interest expense and amortization of deferred financing fees decreased $2 million, or 3%, to $71 million in the second quarter of 2015. This decrease was primarily due to the write-off of deferred financing costs during the prior year resulting from the repayment and retirement of debt resulting from the AS Split-Off.

Benefit from (provision for) income taxes

The effective income tax rates for the three month periods ended June 30, 2015 and 2014 were 13% and 32%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the three months ended June 30, 2015, the provision for income taxes includes a benefit of $10 million recorded as a discrete item for the reversal of a portion of the Company’s reserve for uncertain tax positions, triggered by a favorable decision received by the Company from an appellate body on a matter between the Company and a state taxing authority during the period. Also for the period, the Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the three months ended June 30, 2015. Changes in the mix of income, losses in particular jurisdictions or the total amount of income for 2015 may significantly impact the estimated effective income tax rate for the year.

Income attributable to the non-controlling interest (SunGard only)

Accrued dividends on SCCII’s cumulative preferred stock were $44 million and $40 million in the quarters ended June 30, 2015 and 2014, respectively. The increase in accrued dividends is due to the compounding of the cumulative, undeclared dividend.

Segment Results of Operations

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

Financial Systems segment

			Year-over-Year Change
	Three Months Ended June 30,				At Constant
	2014	2015	As Reported		Currency
	(in millions)
Software	$222	$227	2%		8%
SaaS and cloud	256	260	2%		4%
Services	140	144	3%		8%

Total FS Revenue	$618	$631	2%		6%

Adjusted EBITDA	$154	$173	13%		12%
Adjusted EBITDA margin	24.8%	27.5%	2.7	pts	1.5	pts

Revenue

Total FS revenue increased $13 million, or 2%, to $631 million in the second quarter of 2015. Foreign currency translation had a $24 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, total FS revenue increased $37 million, or 6%, in the current-year quarter. The variance in total FS revenue was driven by growth in Software, SaaS and cloud, and Services revenue. These results reflect the customer reception of our new technology offerings, growth in the established markets, and growth in the array of services that surround and support our software. In the second quarters of 2015 and 2014, Software revenue was 36%, SaaS and cloud revenue was 41%, and Services revenue was 23% of total FS revenue.

FS Software revenue increased $5 million, or 2%, to $227 million in the second quarter of 2015. Foreign currency translation had a $13 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, FS Software revenue increased $18 million, or 8%, in the current-year quarter. The variance in FS Software revenue was primarily due to strong license sales of our latest technology to both new and existing customers and increased renewals, particularly within our Risk and Compliance and Securities Finance and Processing businesses. Reported software license fee revenue was $50 million, a $14 million, or 40% increase, from the prior-year period.

FS SaaS and cloud revenue increased $4 million, or 2%, to $260 million in the second quarter of 2015. Foreign currency translation had a $5 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, FS SaaS and cloud revenue increased $9 million, or 4%, in the current-year quarter. This variance in FS SaaS and cloud revenue was primarily due to increased SaaS and broker-dealer volumes and greater adoption of our cloud offerings.

FS Services revenue increased $4 million, or 3%, to $144 million in the second quarter of 2015. Foreign currency translation had a $7 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, FS Services revenue increased $11 million, or 8%, in the current-year quarter. The variance in FS Services revenue was primarily due to growth in BPaaS utilities and professional services tied to our new technology offerings, as customers increased their spending to implement our solutions and integrate them into their operating environments, particularly within our Post-trade Derivatives Utility and Asset Management businesses.

FS total revenue from emerging markets, comprised of China, India, Southeast Asia, the Middle East, Africa, Latin America and Eastern Europe, decreased 3% in the second quarter of 2015 over the prior-year period. Excluding the effects of foreign currency changes, FS total revenue from emerging markets was flat year over year, where growth in software license, SaaS and cloud was offset by a decrease in professional services, reflecting the completion of key milestones in the second quarter of the prior year. FS total revenue in established markets, comprised of the US, Western Europe, Japan and Australia, increased approximately 3% in the second quarter of 2015 over the prior-year period. Excluding the effects of foreign currency changes, FS total revenue from established markets increased approximately 7% in the current-year quarter primarily due to strong license sales of our latest technology and increased Services revenue.

Adjusted EBITDA

FS adjusted EBITDA increased $19 million, or 13%, to $173 million in the second quarter of 2015. Foreign currency translation had a $2 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, FS adjusted EBITDA margin increased by 1.5 points in the current-year quarter primarily due to the growth in our Software, SaaS and cloud, and Services revenues and decreases in employment-related product development spending, which was partially offset by higher employment-related costs related to the start of BPaaS utilities and higher incentive compensation for sales personnel.

Public Sector & Education segment

			Year-over-Year Change
	Three Months Ended June 30,				At Constant
	2014	2015	As Reported		Currency
	(in millions)
Software	$35	$35	3%		3%
SaaS and cloud	9	10	—%		—%
Services	11	11	5%		5%

Total FS Revenue	$55	$56	2%		2%

Adjusted EBITDA	$17	$17	(1)%		(1)%
Adjusted EBITDA margin	31.3%	30.1%	(1.2	)pts	(1.2	)pts

Revenue

Total PS&E revenue increased $1 million, or 2%, to $56 million in the second quarter of 2015 driven by growth in SaaS and cloud revenue. During the second quarters of 2015 and 2014, PS&E Software revenue comprised 63%, PS&E SaaS and cloud revenue was approximately 17%, and PS&E Services revenue was approximately 20% of total PS&E revenue. Total PS&E revenue, costs and expenses are unaffected by changes in foreign currency exchange rates since these businesses primarily transact in U.S. dollars.

PS&E Software revenue was $35 million for the quarters ended June 30, 2015 and 2014, and increased 3% primarily due to an increase in software license fees for public safety solutions. PS&E SaaS and cloud revenue was $10 million and $9 million for the quarters ended June 30, 2015 and 2014, respectively, due to increased SaaS revenue, which was offset by lower cloud services. PS&E Services revenue was $11 million for the quarters ended June 30, 2015 and 2014, and increased 5% primarily due to continuing to deliver the contracted backlog resulting from new software license sales and product upgrades from 2013 and 2014 which generate related implementation and integration services. There is no business processing services revenue in this segment.

Adjusted EBITDA

PS&E adjusted EBITDA was $17 million for the quarters ended June 30, 2015 and 2014, and decreased 1% in the second quarter of 2015. The PS&E adjusted EBITDA margin declined by 1.2 points during the current-year quarter to 30.1% driven by a higher mix professional services.

Corporate

Corporate spending, as measured on an adjusted EBITDA basis, was $12 million for the quarters ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated Results of Operations - Unaudited

($ in millions)	Six Months Ended June 30,				Year-over-Year Change
			% of Revenue				At Constant
	2014	2015	2014	2015	As Reported		Currency
Revenue	$1,326	$1,358	100%	100%	2%		6%
Costs and expenses:
Cost of sales and direct operating	542	551	41%	41%	2%		5%
Sales, marketing and administration	326	313	25%	23%	(4)%		0%
Product development and maintenance	196	173	15%	13%	(11)%		(6)%
Depreciation	51	56	4%	4%	8%		12%
Amortization of acquisition-related intangible assets	84	42	6%	3%	(50)%		(47)%
Trade name impairment	339	—	26%	—%	nm		nm

Total costs and expenses	1,538	1,135	116%	84%	(26)%		(23)%

Operating income (loss)	(212)	223	(16)%	16%	205%		202%

Operating margin	(16.0)%	16.5%			32.5	pts	31.5	pts
Other income (expense):

Interest income	1	1	0%	0%	nm		nm
Interest expense and amortization of deferred financing fees	(147)	(142)	(11)%	(10)%	(3)%		nm
Loss on extinguishment of debt	(61)	—	(5)%	—%	nm		nm
Other income (expense)	—	1	(0)%	0%	nm		nm

Other income (expense)	(207)	(140)	(16)%	(10)%	nm		nm

Income (loss) from continuing operations before income taxes	(419)	83	(32)%	6%	nm		nm
Provision for income taxes	99	(24)	7%	(2)%	nm		nm

Income (loss) from continuing operations before income taxes	(320)	59	(24)%	4%	nm		nm
Income (loss) from discontinued operations, net of tax	(17)	2	(1)%	0%	nm		nm

Net income (loss)	(337)	61	(25)%	5%	nm		nm
Income attributable to non-controlling interests	(90)	(87)	(7)%	(6)%	nm		nm

Net loss attributable to SunGard	$(427)	$(26)	(32)%	(2)%	nm		nm

Other Financial Information
Adjusted EBITDA (1)	$304	$353	23%	26%	16%		16%

Adjusted EBITDA margin	23.0%	26.0%			3.0	pts	2.1	pts

Note: Columns may not total due to rounding.

“nm” = not meaningful

pts = points

(1)	Adjusted EBITDA is a non-GAAP financial measure we use to evaluate the performance of SunGard and its reportable segments. Please refer to “Non-GAAP Financial Measures” for more information and a reconciliation to the nearest comparable GAAP financial measure.

Revenue

Total revenue increased $32 million, or 2%, to $1.4 billion in the six-months ended June 30, 2015. Foreign currency translation had a $44 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, total revenue increased $76 million, or 6%, in the six-months ended June 30, 2015. Our revenue growth was primarily due to increased license fees related to our new technology and increased renewals, higher SaaS and broker-dealer volumes and adoption of our cloud offerings, and growth in Services revenue related to our BPaaS utilities and professional services. This growth was evident in both the established and emerging markets. For the six-months ended June 30, 2015 and 2014, the mix of our revenue was similar, with Software representing 38% of total revenue, SaaS and cloud revenue representing 40% of total revenue, and Services revenue representing 22% of total revenue.

Please refer to the Segment Results of Operations section for additional information about revenue for the six-months ended June 30, 2015 and 2014.

Cost of Sales and Direct Operating

Cost of sales and direct operating increased $9 million, or 2%, to $551 million in the six-months ended June 30, 2015. Foreign currency translation had a $21 million net favorable impact on these results. Excluding the effects of foreign currency changes, cost of sales and direct operating increased $30 million, or 5%, in the six-months ended June 30, 2015. The variance in cost of sales and direct operating was primarily due to a $13 million increase in expenses associated with customer trading activity in our broker/dealer business that have a direct correlation with trading volumes, including clearing fees, trading ticket charges, and electronic communication network (ECN) fees; and a $12 million increase in employment-related expenses related to the delivery of services and start-up of BPaaS utilities, consisting of wages, employer taxes and employee benefit costs. Cost of sales and direct operating was 41% of total revenue in each of the six-months ended June 30, 2015 and 2014.

Sales, Marketing and Administration

Sales, marketing and administration expense decreased $13 million, or 4%, to $313 million in the six-months ended June 30, 2015. Foreign currency translation had a $14 million net favorable impact on these results. Excluding the effects of foreign currency changes, sales, marketing and administration expense increased $1 million, or less than 1%, in the six-months ended June 30, 2015. The variance in sales, marketing and administration expense was primarily due to $13 million of increased employment-related expenses related to sales commissions, investments in additional sales resources, and medical benefit costs, which were mostly offset by $11 million of one-time expenses in 2014 related to the AS Split-Off. Sales, marketing and administration expense was 23% and 25% of total revenue in the six-months ended June 30, 2015 and 2014, respectively.

Product Development and Maintenance

Product development and maintenance expense decreased $23 million, or 11%, to $173 million in the six-months ended June 30, 2015. Foreign currency translation had an $11 million net favorable impact on these results. Excluding the effects of foreign currency changes, product development and maintenance expense decreased $12 million, or 6%, in the six-months ended June 30, 2015. The variance in product development and maintenance expense was primarily due to an $8 million decrease in employment-related expenses consisting primarily of wages, employer taxes, employee benefit costs, and travel expenses stemming primarily from headcount reductions which occurred in late 2014. Product development and maintenance expense was 13% and 15% of total revenue in the six-months ended June 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense increased $5 million, or 8%, to $56 million in the six-months ended June 30, 2015. Foreign currency translation had a $2 million net favorable impact on these results. Excluding the effects of foreign currency changes, depreciation expense increased $7 million, or 12%, in the six-months ended June 30, 2015. The variance in depreciation expense was primarily due to increased capitalization of software assets in 2015 and 2014. Depreciation expense was 4% of total revenue in each of the six-months ended June 30, 2015 and 2014.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $42 million, or 50%, to $42 million in the six-months ended June 30, 2015. Foreign currency translation had a $2 million net favorable impact on these results. Excluding the effects of foreign currency changes, amortization of acquisition-related intangible assets decreased $40 million, or 47%, in the six-months ended June 30, 2015. The variance in amortization of acquisition-related intangible assets was primarily due to the continued runoff of certain acquisition-related intangible assets primarily stemming from the LBO transaction in 2005. Amortization of acquisition-related intangible assets was 3% and 6% of total revenue in the six-months ended June 30, 2015 and 2014, respectively.

Trade Name Impairment

As a result of the AS Split-Off, we recognized a $339 million impairment of the carrying value of the SunGard trade name as of March 31, 2014. There was no trade name impairment in the six-months ended June 30, 2015.

Operating Income

Operating income increased $435 million, or 205%, to $223 million in the six-months ended June 30, 2015. Foreign currency translation had a $6 million net favorable impact on these results. Excluding the effects of foreign currency changes, operating income increased $429 million, or 202%, and operating margin increased by 31.5 points in the six-months ended June 30, 2015. Operating income was impacted by the items discussed above.

Adjusted EBITDA

Adjusted EBITDA increased $49 million, or 16%, to $353 million in the six-months ended June 30, 2015. Foreign currency translation had a $2 million net favorable impact on these results. Excluding the effects of foreign currency changes, adjusted EBITDA margin increased by 2.1 points in the six-months ended June 30, 2015 primarily due to the growth in our Software, SaaS and cloud, and Services revenues, improved professional services profitability, decreases in employee-related product development spending, and lower bad debt expense from the sale of a customer bankruptcy claim; which were partially offset by higher employment-related costs related to employee medical benefits, the start-up of BPaaS utilities, and higher incentive compensation for sales personnel.

Interest expense and amortization of deferred financing fees

Interest expense and amortization of deferred financing fees decreased $5 million, or 3%, to $142 million in the six-months ended June 30, 2015. This decrease was primarily due to the write-off of deferred financing costs during the prior-year quarter resulting from the repayment and retirement of debt resulting from the AS Split-Off, and from non-capitalizable fees paid in connection with the February 2014 amendment of the Credit Agreement.

Loss on extinguishment of debt

Loss on extinguishment of debt was $61 million for the six-months ended June 30, 2014. The loss on extinguishment of debt in the prior-year quarter includes (i) a $36 million loss associated with the exchange of approximately $425 million of senior notes issued by Sungard Availability Services, Inc. (“SpinCo”) (“SpinCo Notes”) for approximately $389 million of senior notes due 2018 issued by SDS (“SunGard Notes”) in connection with the AS Split-Off and (ii) the write-off of $25 million of deferred financing fees resulting from the early repayment of debt during the first quarter (see Note 1 of Notes to Condensed Consolidated Financial Statements).

Benefit from (provision for) income taxes

The effective income tax rates for the six month periods ended June 30, 2015 and 2014 were 28% and 24%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the six months ended June 30, 2015, the provision for income taxes includes a benefit of $10 million recorded as a discrete item for the reversal of its reserve for uncertain tax positions, triggered by a favorable decision received by SunGard from an appellate body on a matter between the Company and a state taxing authority during the period. The Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the six months ended June 30, 2015.

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

Income (loss) from discontinued operations, net of tax

Loss from discontinued operations, net of tax, was $(17) million in the six months ended June 30, 2014. On March 31, 2014, we completed the AS Split-Off. Income (loss) from discontinued operations reflects the results of our AS business and two smaller FS subsidiaries that were sold in January 2014. Included in loss from discontinued operations in the six-months ended June 30, 2014 is a gain on the sale of two FS businesses of approximately $23 million. Also included in loss from discontinued operations in the six-months ended June 30, 2014 is sponsor management fee expense of approximately $15 million payable under the Management Agreement for services related to the issuance of the $1.025 billion AS term loan and $425 million of SpinCo Notes in connection with the AS Split-Off.

Income attributable to the noncontrolling interest (SunGard only)

For SunGard, accreted dividends on SCCII’s cumulative preferred stock were $87 million and $90 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in accrued dividends is due to the decrease in outstanding preferred shares resulting from the share exchange as part of the AS Split-Off, partially offset by compounding of the cumulative, undeclared dividend.

Segment Results of Operations

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

Financial Systems segment

			Year-over-Year Change
	Six Months Ended June 30,				At Constant
	2014	2015	As Reported		Currency
	(in millions)
Software	$439	$445	1%		7%
SaaS and cloud	515	528	3%		4%
Services	264	275	4%		9%

Total FS Revenue	$1,218	$1,248	3%		6%

Adjusted EBITDA	$293	$347	19%		18%

Adjusted EBITDA margin	24.0%	27.8%	3.8	pts	2.7	pts

Revenue

Total FS revenue increased $30 million, or 3%, to $1.2 billion in the six-months ended June 30, 2015. Foreign currency translation had a $44 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, total FS revenue increased $74 million, or 6%, in the six-months ended June 30, 2015. The variance in total FS revenue was driven by growth in Software, SaaS and cloud, and Services revenue. These results reflect the customer reception of our new technology offerings, growth in the established and emerging markets, and growth in the array of services that surround and support our software. In the six-months ended June 30, 2015 and 2014, Software revenue was 36%, SaaS and cloud revenue was 42%, and Services revenue was 22% of total FS revenue.

FS Software revenue increased $6 million, or 1%, to $445 million in the six-months ended June 30, 2015. Foreign currency translation had a $23 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, FS Software revenue increased $29 million, or 7%, in the six-months ended June 30, 2015. The variance in FS Software revenue was primarily due to strong license sales of our latest technology to both new and existing customers and increased renewals, particularly within our Risk and Compliance, Corporate Liquidity and Energy, and Asset Management businesses. Reported software license fee revenue was $92 million, a $23 million, or 34% increase, from the same period in the prior year.

FS SaaS and cloud revenue increased $13 million, or 3%, to $528 million in the six-months ended June 30, 2015. Foreign currency translation had a $9 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, FS SaaS and cloud revenue increased $22 million, or 4%, in the six-months ended June 30, 2015. This variance in FS SaaS and cloud revenue was primarily due to increased SaaS and broker-dealer volumes and greater adoption of our cloud offerings, delivered from our private cloud, particularly within our Asset Management business.

FS Services revenue increased $11 million, or 4%, to $275 million in the six-months ended June 30, 2015. Foreign currency translation had a $12 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, FS Services revenue increased $23 million, or 9%, in the six-months ended June 30, 2015. The variance in FS Services revenue was primarily due to growth in our BPaaS utilities and professional services tied to our new technology offerings, as customers increased their spending to implement our solutions and integrate them into their operating environments, particularly within our Asset Management and Corporate Liquidity and Energy businesses.

FS total revenue from emerging markets, comprised of China, India, Southeast Asia, the Middle East, Africa, Latin America and Eastern Europe, increased 6% in the six-months ended June 30, 2015. Excluding the effects of foreign currency changes, FS total revenue from emerging markets increased 9% in the six-months ended June 30, 2015. FS total revenue in established markets, comprised of the US, Western Europe, Japan and Australia, increased approximately 2% in the six-months ended June 30, 2015 over the same period in the prior year. Excluding the effects of foreign currency changes, FS total revenue from established markets increased approximately 6% in the current-year quarter primarily due to strong Software, SaaS and cloud, and Services revenue.

Adjusted EBITDA

FS adjusted EBITDA increased $54 million, or 19%, to $347 million in the six-months ended June 30, 2015. Foreign currency translation had a $2 million net favorable impact on these results. Excluding the effects of foreign currency changes, FS adjusted EBITDA margin increased by 2.7 points in the current-year quarter primarily due to the growth in our Software, SaaS and cloud, and Services revenues, improved professional services profitability, decreases in employee-related product development spending, and lower bad debt expense from the sale of a customer bankruptcy claim; which were partially offset by higher employment-related costs related to employee medical benefits, the start-up of BPaaS utilities, and higher incentive compensation for sales personnel.

Public Sector & Education segment

			Year-over-Year Change
	Six Months Ended June 30,				At Constant
	2014	2015	As Reported		Currency
	(in millions)
Software	$69	$69	1%		1%
SaaS and cloud	18	19	1%		1%
Services	21	22	5%		5%

Total FS Revenue	$108	$110	2%		2%

Adjusted EBITDA	$33	$33	(1)%		(1)%
Adjusted EBITDA margin	30.7%	29.8%	(0.9	)pts	(0.9	)pts

Revenue

Total PS&E revenue increased $2 million, or 2%, to $110 million in the six-months ended June 30, 2015 driven by growth in Services revenue. During the six-months ended June 30, 2015 and 2014, PS&E Software revenue comprised 63% and 64%, respectively, PS&E SaaS and cloud revenue was approximately 17%, and PS&E Services revenue was approximately 20% and 19%, respectively, of total PS&E revenue. Total PS&E revenue, costs and expenses are unaffected by changes in foreign currency exchange rates since these businesses primarily transact in U.S. dollars.

PS&E Software revenue was $69 million for the six-months ended June 30, 2015 and 2014, and increased 1% primarily due to an increase in software license fees for public safety solutions. PS&E SaaS and cloud revenue increased $1 million, or 1%, in the six-months ended June 30, 2015 due to increased SaaS revenue, which was partially offset by lower cloud services. PS&E Services revenue increased $1 million, or 5%, in the six-months ended June 30, 2015 primarily due to continuing to deliver the contracted backlog resulting from new software license sales and product upgrades from 2013 and 2014 which generate related implementation and integration services. There is no business processing services revenue in this segment.

Adjusted EBITDA

PS&E adjusted EBITDA was $33 million for the six-months ended June 30, 2015 and 2014, and decreased 1% in the period. The PS&E adjusted EBITDA margin declined by 0.9 points during the six-months ended June 30, 2015 to 29.8% driven by higher professional services revenue and higher costs associated with the delivery of our professional services.

Corporate

Corporate spending, as measured on an adjusted EBITDA basis, increased by approximately $5 million to $27 million during the six-months ended June 30, 2015 mainly due to higher employee costs resulting from increased medical expenses.

Non-GAAP Financial Measures

We evaluate our performance using both GAAP and non-GAAP financial measures. Non-GAAP measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies.

Our primary non-GAAP measure is Adjusted EBITDA, whose corresponding GAAP measure is net income (loss). Adjusted EBITDA is defined as net income (loss) less income (loss) from discontinued operations, income taxes, loss on extinguishment of debt, interest expense and amortization of deferred financing fees net of interest income, depreciation, amortization of acquisition-related intangible assets, trade name and goodwill impairment charges, severance and facility closure charges, stock compensation expense, management fees from our Sponsors, and certain other costs.

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

While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA adds back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure as calculated under our debt instruments can be disproportionately affected by a particularly strong or weak quarter. Adjusted EBITDA may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.

The following tables present reconciliations of Adjusted EBITDA, a non-GAAP measure, to net income (loss), which is the nearest comparable GAAP measure.

(in millions)	Three months Ended June 30,		Six months Ended June 30,
	2014	2015	2014	2015
Net income (loss)	$3	$33	$(337)	$61
Income (loss) from discontinued operations	—	—	(17)	2
Benefit from (provision for) income taxes	(2)	(6)	99	(24)
Loss on extinguishment of debt	—	—	(61)	—
Other income	—	1	—	1
Interest expense and amortization ofdeferred financing fees	(73)	(71)	(147)	(142)
Interest income	1	1	1	1

Operating income (loss)	77	108	(212)	223
Depreciation	27	27	51	56
Amortization of acquisition-related intangible assets	41	21	84	42
Trade name impairment charge	—	—	339	—
Restructuring charges	2	2	7	4
Stock compensation expense	11	13	20	23
Management fees	1	2	3	4
Other costs (included in operating income)	—	5	12	1

Adjusted EBITDA	$159	$178	$304	$353

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

	Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in millions)		(in millions)
FS	$154	$173	$293	$347
PS&E	17	17	33	33
Corporate	(12)	(12)	(22)	(27)

Total	$159	$178	$304	$353

Liquidity and Capital Resources:

At December 31, 2014 and June 30, 2015, our liquidity, a non-GAAP measure was as follows (in millions):

	December 31, 2014	June 30, 2015
Cash and cash equivalents	$447	$538
Capacity: Revolving Credit Facility	592	593
Capacity: Receivables Facility	39	25

Total Liquidity	$1,078	$1,156

Total liquidity represents the amount of cash and readily available sources of cash available for debt service and working capital needs. We use total liquidity to ensure we have an adequate amount of funds to meet our obligations.

Our cash and cash equivalents totaled $538 million at June 30, 2015. Approximately $241 million was held by our wholly-owned non-U.S. subsidiaries that is available to fund operations and strategic investment opportunities abroad. Also, approximately $43 million was related to our broker/dealer operations, some of which is not readily available for general corporate use. The remaining cash and cash equivalents was held by our wholly-owned U.S. subsidiaries and is available for general corporate use.

We believe our cash flows in the United States continue to be sufficient to fund our current domestic operations and obligations, including financing activities such as debt service. In addition, we have several options available to improve liquidity in the short term in the United States, including repatriation of funds from foreign subsidiaries, borrowing funds under our revolving credit facilities, and calling intercompany loans that are in place with certain foreign subsidiaries. To the extent we elect to repatriate the earnings of our foreign subsidiaries, significant additional cash taxes could be payable. See Note 12 of Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K for more detail.

Cash flow from operations:

Cash flow from continuing operations was $182 million for the six months ended June 30, 2015, an increase of $96 million from the prior year period. The increase in 2015 cash flow from continuing operations was primarily due improved operating performance in the first half of 2015, non-recurring transaction costs incurred in the first quarter of 2014 related to the AS Split-Off, and higher working capital contributions during the first half of 2015 mainly due to higher annual incentive payments paid in the first quarter of 2014 related to 2013 financial performance and a reduction of accounts receivable tied to improved collections.

Cash flow from investing activities:

Net cash used by continuing operations in investing activities was $79 million in the six months ended June 30, 2015, comprised mainly of $55 million of cash paid for property and equipment and capitalized software development and $25 million paid for two businesses acquired. This compares to $58 million in the six months ended June 30, 2014, comprised of cash paid for property and equipment and capitalized software development costs. Capitalized software development costs, which reflect investments in our software solutions, increased $1 million in the first half of 2015 to $28 million from the prior year period.

Cash flow from financing activities:

Net cash used by continuing operations in financing activities was $10 million for the six months ended June 30, 2015, primarily related to payments of employee taxes from the net distribution of share-based awards to employees. Net cash used by continuing operations in financing activities was $1,347 million for the six months ended June 30, 2014, primarily related to repayment of $1,005 million of term loans as part of the AS Split-Off, repayment of the $250 million senior secured notes and $60 million of our receivables facility term loan, and repayment of $7 million of our tranche A term loan.

Total debt outstanding as of December 31, 2014 and June 30, 2015 consisted of the following (in millions):

	December 31, 2014	June 30, 2015	Change from Dec. 31 to Jun. 30
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—	$—
Tranche C due February 28, 2017, effective interest rate of 4.44% and 4.44%	400	400	—
Tranche E due March 8, 2020, effective interest rate of 4.31% and 4.31%	1,918	1,918	—

Total Senior Secured Credit Facilities	2,318	2,318	—
Senior Notes due 2018 at 7.375%	511	511	—
Senior Notes due 2020 at 7.625%	700	700	—
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000	—
Secured accounts receivable facility, at 3.16% and 3.19%	140	140	—
Other	—	3	3

Total debt	$4,669	$4,672	$3

Leverage Metric per Credit Agreement	5.41x	4.95x	-0.46x
Weighted Average Interest Rate	5.61%	5.62%	0.01 points
Percent Fixed Rate (swap adjusted)	67%	67%	0 points
Percent Bonds of Total Debt	47%	47%	0 points

At December 31, 2014 and June 3, 2015, the contractual future maturities of debt were as follows (in millions):

			Change
	December 31,	June 30,	from Dec. 31
	2014	2015	to Jun. 30
2015	$—	$—	$—
2016	—	3	3
2017	400	400	—
2018	511	511	—
2019	1,140	1,140	—
Thereafter	2,618	2,618	—

Total	$4,669	$4,672	$3

At June 30, 2015, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were a potential of $6 million, of which less than $0.5 million is included in other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $17 million.

We expect our available cash balances and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Our ability to make dividend payments to our equity holders is governed by the covenants in our debt documents. Without obtaining an amendment to those documents, our covenants currently limit such a dividend to a total of $200 million.

Covenant Compliance

As of June 30, 2015, we were in compliance with all financial and nonfinancial covenants. Also at June 30, 2015, our leverage covenant was 4.95x, an improvement of 0.46x from December 31, 2014, and the first time we have been below 5.00x since the AS Split-Off on March 31, 2014. This improvement is due to our growth in Adjusted EBITDA and our strong cash flow generation in 2015.

We simplified our financial covenant requirements under our Amended and Restated Credit Agreement, dated as of August 11, 2005, as amended and restated from time to time (“Credit Agreement”) in connection with our March 2013 Credit Agreement amendment, wherein we removed the financial maintenance covenants for the term loan facility and modified the financial maintenance covenants for the senior secured revolving credit facility. As amended, the financial maintenance covenant is applicable at quarter end only if there is an amount outstanding under the revolving credit facility that is greater than or equal to 25% of the total revolving commitments (see footnote 1 below for further details). If applicable, starting with the quarter ended March 31, 2015, the financial maintenance covenant allows a maximum total leverage ratio of 6.00x at the end of such quarter through December 31, 2015 and 5.75x thereafter.

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

Under the indentures governing SDS’s senior notes due 2018 and 2020 and senior subordinated notes due 2019 and SDS’s Credit Agreement, our ability to incur additional indebtedness, make investments and pay dividends remains tied to a leverage or fixed charge ratio based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2018 and 2020 and senior subordinated notes due 2019 and in our Credit Agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. Adjusted EBITDA is similar, but not identical, to Adjusted EBITDA used to measure our performance (see Note 11 of Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2015).

The following is a reconciliation for SDS of income (loss) from continuing operations, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in millions). This is similar, but not identical, to Adjusted EBITDA used for segment reporting as disclosed earlier. The terms and related calculations are defined in the credit agreement. Adjusted EBITDA is calculated as follows (in millions):

					Last Twelve
					Months Ended
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2014	2015	2014	2015	2015
Income (loss) from continuing operations	$3	$33	$(320)	$59	$172
Interest expense, net	72	70	146	141	285
Provision for (benefit from) income taxes	2	6	(99)	24	66
Depreciation	27	27	51	56	112
Amortization of acquisition-related intangible assets	41	21	84	42	94
EBITDA	145	157	(138)	322	729
Trade name impairment charge	—	—	339	—	—
Purchase accounting adjustments (a)	—	—	1	—	1
Stock compensation expense	11	13	20	23	44
Restructuring charges (b)	2	2	7	4	25
Management fees	1	2	3	4	9
Acquired EBITDA, net of disposed EBITDA (c)	—	—	—	1	2
Other costs (d)	—	1	10	1	7
Loss on extinguishment of debt (e)	—	—	61	—	—

Adjusted EBITDA - senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$159	$175	$303	$355	$817

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Restructuring charges include severance and related payroll taxes, and reserves to consolidate or exit certain facilities.
(c)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(d)	Other costs includes strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, franchise and similar taxes reported in operating expenses and loss on the sale of assets, partially offset by certain charges relating to the receivables facility.
(e)	Loss on extinguishment of debt for the six months ended June 30, 2014 primarily includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of deferred financing fees associated with (a) the repayment of $1.005 billion of term loans and the retirement of $389 million of senior notes due 2018, both resulting from the AS Split-Off (see Note 6 of Notes to Consolidated Financial Statements), (b) the $250 million reduction of the revolving credit facility and (c) the repayment of $60 million of the accounts receivable facility term loans.

The covenant requirements and actual ratios for the twelve months ended June 30, 2015 are as follows:

	Covenant	Actual
	Requirements	Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	6.00x	4.95x
Senior notes due 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.09x

(1)	If on the last day of any four consecutive fiscal quarters ending on or before December 31, 2015, but after December 31, 2014, our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 25% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 6.00x which steps down to 5.75x after December 31, 2015. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of June 30, 2015, we had $2.32 billion outstanding under the term loan facilities and available commitments of $593 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At June 30, 2015, we had total debt of $4.67 billion, including $2.46 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $900 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Swap agreements expiring in March 2020 with a notional value of $300 million effectively fix our interest rates at 2.27%. Our remaining variable rate debt of $1.56 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of the $400 million interest rate swap agreements in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $20 million. Upon the expiration of the $200 million interest rate swap agreements in June 2019, a 1% change in interest rates would result in an incremental change in interest of approximately $2 million, or a total of $22 million. Upon the expiration of the $300 million interest rate swap agreements in March 2020, a 1% change in interest rates would result in an incremental change in interest of approximately $3 million, or a total of $25 million.

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

Item 1A. Risk Factors: The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. These risk factors restate the risk factors under the caption “Risks Related to Our Business” as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to Our Business

Our business depends largely on the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business and results of operations.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their IT spending. In addition, customers may curtail or discontinue trading operations, delay or cancel IT projects, or seek to lower their costs by renegotiating vendor contracts. For example, during and following the financial crisis in 2008 and 2009, a number of our large customers declared bankruptcy, were acquired and/or significantly reduced their IT budgets. As a result, our business and results of operations were adversely affected. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results. Because our financial performance tends to lag behind fluctuations in the economy, our recovery from any particular downturn in the economy may not occur until after economic conditions have generally improved.

Our business depends to a significant degree on the financial services industry, and a weakening of, or further consolidation in, or new regulations affecting, the financial services industry could adversely affect our business and results of operations.

Because our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, including bankruptcies, our business and financial results may suffer. If financial services firms continue to consolidate, there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own internally-developed solution or another vendor’s solution, it could decide to consolidate on a non-SunGard system, which could have an adverse effect on our financial results.

To the extent newly adopted regulations, such as Dodd-Frank and Basel III, negatively impact the business, operations or financial condition of our customers, our business and financial results could be adversely affected. For example, new regulations governing our customers could result in significant expenditures that could cause them to reduce their IT spending, renegotiate vendor contracts or cease or curtail certain operations. Furthermore, we could be required to invest a significant amount of time and resources to comply with additional regulations or to modify the manner in which we provide products and services to our customers; and such regulations could limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones at all or in a timely manner, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business and financial results.

Catastrophic events may disrupt or otherwise adversely affect the markets in which we operate, our business and our profitability.

Our business may be adversely affected by a war, terrorist attack, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our customers, the financial markets or the overall economy. The potential for a direct impact is due primarily to our significant investment in our infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. Despite our preparations, a security or data breach, cyber-attack, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for customers, disruptions to our operations, or damage to our important facilities. If any of these events happen, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Data security, confidentiality and integrity are critically important to our business, and actual or attempted breaches of security, unauthorized disclosure of information, denial of service attacks or the perception that personal and/or other sensitive or confidential information in our possession is not secure could result in a material loss of business, substantive legal liability or significant harm to our business.

Data protection and security has become a significant issue in the United States and in many other countries where we offer our solutions or may offer them in the future. Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur in the future on our systems or those of our information technology vendors. We receive, collect, process, use, store and transmit customer data (some of which is critical to their business operations) and other proprietary information of, or on behalf of, our customers, employees, suppliers and other third parties, including personally identifiable and other sensitive and confidential information. For example, our capital markets systems maintain account and trading information for our customers and their clients, and our wealth management and insurance systems maintain investor account information for retirement plans, insurance policies and mutual funds. This data is often accessed by us and our clients through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our IT systems. We have implemented security measures, technical controls and contractual precautions designed to protect the security, integrity and confidentiality of the information and data that we receive, collect, process, use, store or transmit. However, there is no guarantee that, despite our efforts, inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. Controls on access to our systems and databases may be compromised as a result of external criminal activity, human or systems failures, or fraud or malice on the part of employees or third parties.

We and our vendors may be unable to anticipate techniques used to obtain unauthorized access or sabotage systems or to implement adequate preventative or mitigation measures because these techniques change frequently, generally are not identified until they are launched against a target, and may originate from less regulated and remote areas around the world or be sponsored by governments for the purpose of attacking U.S. economic interests. While we maintain insurance that covers certain data breaches, we may be uninsured for certain other risks or may not maintain sufficient insurance coverage to compensate for all potential liability. While we select our third-party service providers with care, diligence their policies and practices regarding data protection, and obligate them to implement and maintain security measures to protect our customer, employee and other third-party data, we cannot assure you that any of our third-party service providers with access to our or our clients’ and/or employees’ personally identifiable and other sensitive or confidential information will maintain appropriate policies and practices regarding data protection in compliance with all applicable laws or that they will not experience data security breaches and cyber-attacks or attempts thereof, which could have a corresponding effect on our business.

While we have not been the victim of any data privacy or security-related incidents that have had a material impact on our operations or financial condition, we have experienced such incidents as denial of service attempts, malware infections, phishing attempts, and other attempts at compromising our information technology that are typical for a company of our size that operates in the global financial marketplace. However, a security breach of or cyber-attack on our systems or our vendors’ systems, with or without resultant data loss, could result in unauthorized disclosure, misuse, or loss of personally identifiable or other confidential or private information which could result in costly legal claims and litigation, indemnity obligations, regulatory fines and penalties, and other liabilities. Additionally, a security breach or attempt thereof could result in the loss of clients or the inability to attract new clients, additional costs associated with repairing any system damage, incentives offered to clients or other business partners to maintain business relationships after a breach, and implementation of measures to prevent future breaches. Finally, data protection concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in foreign countries.

If we fail to comply with current or future laws or regulations governing the collection, disclosure, use and confidentiality of personally identifiable information, our reputation and business could be adversely affected.

The protection of personally identifiable information that is collected, stored, maintained, received or transmitted electronically is a major issue in our industry. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control, security and deletion of personally identifiable information. In the United States, these include, without limitation, laws and regulations promulgated by states, as well as rules and regulations promulgated under the authority of the Federal Trade Commission and federal financial regulatory bodies. Internationally, most of the jurisdictions in which we operate have established their own data protection legal frameworks, many of which impose greater obligations on us and our customers. Many of these obligations are updated frequently and require ongoing monitoring. In addition to government regulation, data protection advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

While we strive to comply with all applicable data protection laws and regulations, as well as our own posted policies and industry best practices, the regulatory framework for data protection issues worldwide is currently evolving, is not uniform and is likely to remain uncertain for the foreseeable future. We may incur significant costs in monitoring and complying with the multitude of evolving laws and regulations relating to data protection, and we cannot provide assurances with regard to how governmental regulation and other legal obligations related to data protection will be interpreted, enforced or applied to our operations. Any failure or perceived failure by us to comply with applicable laws, regulations and standards may result in threatened or actual proceedings, actions and public statements against us by government entities, private parties, consumer advocacy groups or others, which could have a material adverse effect on our business. Complying with these numerous and complex regulations is expensive and difficult, and failure to comply could result in regulatory scrutiny, fines and civil liability. Additionally, concerns about our practices with regard to the collection, use, disclosure or security of sensitive data, even if unfounded, could damage our reputation and harm our business.

Our business and operating results could be adversely affected if we experience business interruptions, errors or failure in connection with our or third-party information technology and communication systems and other software and hardware products used in connection with our business, or more generally, if the third-party vendors we rely upon are unwilling or unable to provide the services we need to effectively operate our business.

Our ability to provide timely and accurate client solutions and services depends on the efficient and uninterrupted operation of our information technology and communications systems and other software and hardware used in connection with our business, whether owned by us or our vendors. Despite any precautions we may take, our systems, software and hardware and those of our vendors could be exposed to damage or interruption from circumstances beyond our or their control, such as fire, natural disasters, systems failures, power outages, data protection breaches and other cyber-attacks, terrorism, energy loss, telecommunications failure, and computer viruses. An operational error, delay, failure or outage in our information technology and communication systems, software and hardware or those or our vendors could result in loss of clients, damage to client relationships, reduced revenue and profits, refunds of client charges and damage to our reputation, and may result in additional expense to repair or replace damaged equipment and remedy data loss or corruption resulting from the interruption. Although we have taken steps to prevent system failures and have back-up systems and procedures to prevent or reduce disruptions, such steps may not prevent an interruption of services and our disaster recovery planning may not be sufficient to account for all contingencies. Additionally, our insurance may not adequately compensate us for all losses or failures that may occur. The occurrence of any one of the above events could have a material adverse effect on our business, financial condition, results of operation and reputation.

In addition, we generally depend on a number of third parties, both in the United States and internationally, to supply elements of our systems, computers, research and market data, connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these vendors will be able to continue providing these services to effectively meet our evolving needs. If our vendors fail to meet their obligations, provide poor or untimely service, or we are unable to make alternative arrangements for the provision of these services, we may in turn fail to provide our services or to meet our obligations to our customers, and our business, financial condition and our operating results could be materially harmed.

Our results may fluctuate from period to period because of the lengthy and unpredictable sales cycle for our software, changes in our mix of licenses and services, activity by competitors, and customer budgeting or operations requirements or renewal cycles.

Our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software license sales and other factors. We offer a number of our software solutions on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. As a result, the sales cycle for a software license may be lengthy and take unexpected turns. Further, our customers’ business models are shifting away from paying upfront license fees to paying periodic rental fees for services. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales. In addition, as more of our revenue shifts to SaaS, cloud, BPaaS and services, the need to keep pace with rapid technology changes becomes more acute. Our results may also vary as a result of pricing pressures, increased cost of equipment, the evolving and unpredictable markets in which our products and services are sold, changes in accounting principles, and competitors’ new products or services.

In addition, there are a number of other factors that could cause our sales and results of operation to fluctuate from period to period, including:

•	customers periodically renew or upgrade their installed base of our products, which trigger buying cycles for current or new versions of our products and our revenue generally fluctuates with these refresh cycles as a result;

•	our ability to attract new and retain existing customers, particularly large customers;

•	the budgeting cycles and purchasing practices of customers, particularly large customers;

•	changes in customer, distributor or reseller requirements or market needs;

•	deferral of orders from customers in anticipation of new solutions or offerings announced by us or our competitors or otherwise anticipated by the market;

•	our ability to successfully expand our business domestically and internationally; and

•	insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our solutions.

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

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we may not be able to respond adequately. If we do not successfully update and integrate our products and services, including our SaaS and cloud offerings, to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks and we may find it difficult or costly to, among other things:

•	update our products and services and to develop new products fast enough to meet our customers’ needs;

•	make some features of our products and services work effectively and securely over the Internet;

•	integrate more of our solutions;

•	update our products and services to keep pace with business, regulatory and other developments in the financial services industry, where many of our customers operate; and

•	update our services to keep pace with advancements in hardware, software and telecommunications technology.

Some technological changes may render some of our products and services less valuable or eventually obsolete. In addition, because of ongoing, rapid technological changes, the useful lives of some technology assets have become shorter and customers are therefore replacing these assets more often. As a result, our customers are increasingly expressing a preference for contracts with shorter terms, which could make our revenue less predictable in the future. Furthermore, we may be required to make significant upfront investments in developing new technology without any assurance that we will be able to generate sufficient revenue from the developed products and technology to offset the expense. In addition, rapid changes in our upfront license sales model could result in a prolonged downward trend in our high margin software license revenue. We may lose the ability to recognize certain license sales upfront, which could have an adverse effect on our financial results.

Our securities brokerage operations are highly regulated and subject to risks that are not encountered in our other businesses.

One of our subsidiaries is an SEC registered broker-dealer in the U.S. and another is authorized by the Financial Conduct Authority to conduct certain regulated business in the U.K. Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, the Financial Industry Regulatory Authority, and the U.K. Financial Conduct Authority can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Such sanctions may arise out of currently-conducted activities or those conducted in prior periods. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance, and enforcement of an effective brokerage compliance program. Failure to establish, maintain, and enforce the required brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

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

Increasingly, regulators are scrutinizing more closely banking organizations’ relationships with third-party service providers, including providers of data processing services. We may be affected indirectly by the scrutiny that such regulators exercise over the relationships that banking organizations have with third-party service providers, such as us. Because we act as a third-party service provider to financial institutions and provide mission-critical applications for many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”), we are subject to examination by the member agencies of the FFIEC. More specifically, we are a Multi-Regional Data Processing Servicer of the FFIEC because we provide mission critical applications for financial institutions from several data centers located in different geographic regions. As a result, the FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide services, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. Our high levels of debt increase the risk of an FFIEC agency review determining that our financial stability has been weakened. A sufficiently unfavorable review from the FFIEC could result in our financial institution customers not being allowed to use our technology services, or electing not to renew their contracts with us based on such unfavorable review.

If we fail to comply with any regulations applicable to our business, we may be exposed to unexpected liability and/or governmental proceedings, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could require us to make additional compliance investments, which would have an adverse impact on business and financial results.

If we are unable to retain or attract customers, our business and financial results will be adversely affected.

If we are unable to keep existing customers satisfied, sell additional products and services to existing customers or attract new customers, including large enterprise customers, then our business and financial results may suffer. A variety of factors could affect our ability to successfully retain and attract customers in general, including the level of demand for our products and services, the level of customer spending for information technology, the level of competition from customers that develop their own solutions internally and from other vendors, the quality of our customer service, our ability to update our products and develop new products and services needed by customers, and our ability to integrate and manage acquired businesses. Sales to large enterprise customers involve additional challenges that may not be present, or are present to a lesser extent, with sales to smaller customers. These challenges include preexisting relationships with larger, entrenched solution providers who have relationships with key decision makers, demand for lower prices or extended warranties, more stringent requirements in our support service contracts, increased penalties for failures to meet support requirements and longer sales cycles with multiple approval requirements. Additionally, for other potential clients of our products and services, switching from one vendor (or from an internally-developed system) to a new vendor is a significant undertaking. Many potential clients perceive potential disadvantages such as business disruption and conversion risk. While we may offer enhanced functionality and competitive solutions or services, if we are unable to overcome potential clients’ reluctance to change vendors our results may be impacted.

A substantial portion of our revenue is derived from the sale of our products and services under fixed-term contracts. We do not have a unilateral right to extend these contracts when they expire. In addition, our customers periodically refresh their installed base of products and services, replacing older versions of products that reach the end of their useful life and are no longer supported under our service contracts with the latest products. These refresh cycles trigger buying cycles for new versions of our products, which are supported under our service contracts and typically offer greater capacity and additional features. A refresh cycle also creates an opportunity for our competitors to try to displace our existing products and services for our customers, who may be more inclined to consider other vendor products and services when they otherwise have to replace our existing products and services that have reached the end of their useful life. The extent to which customers decide to refresh by purchasing our new products and services, as opposed to purchasing products and services from our current or future competitors, may have a material adverse effect on our business and financial results. Revenue from our broker-dealer businesses is not subject to minimum or ongoing contractual commitments on the part of brokerage customers. If customers cancel or refuse to renew their contracts, or if customers reduce the usage levels or asset values under their contracts, there could be a material adverse effect on our business and financial results.

We operate in an intensely competitive business environment and if we are unable to successfully compete our results of operations and financial condition may be adversely affected.

The markets for our services and products continue to evolve and are intensely competitive. We compete with numerous companies that provide similar services and products. In certain markets that we serve, some of our competitors may offer a wider range of products or services, have broader name recognition, and have larger customer bases than we do. Additionally, certain of our products and services compete with our existing and potential clients’ in-house capacity to develop key applications. Although we believe that our products and services have established certain competitive advantages, our competitors may be able to respond more quickly to new or evolving opportunities, technologies and client requirements, and may be able to undertake more extensive marketing activities, offer more attractive terms to clients and implement more aggressive pricing policies. We also expect that the markets in which we compete will continue to attract new competitors and technologies, including foreign providers of similar services and products to ours. There can be no assurances that we will be able to compete successfully with current or future competitors. If we fail to compete effectively, our business, results of operation and financial condition could be adversely affected.

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

A portion of our revenue is generated outside the United States, primarily from customers located in Europe. Over the past few years we have expanded our operations in certain emerging markets in Asia, Africa, Europe, the Middle East and South America. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country or region’s political and cultural climate or economic condition, including change in governmental regime;
•	unexpected or unfavorable changes in foreign laws, regulatory requirements and related interpretations;
•	difficulty of effective enforcement of contractual provisions in local jurisdictions;
•	inadequate intellectual property protection in foreign countries;
•	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
•	trade sanctions imposed by the United States or other governments with jurisdictional authority over our business operations;
•	the effects of applicable and potentially adverse foreign tax law changes;
•	significant adverse changes in foreign currency exchange rates;
•	longer accounts receivable cycles;
•	managing a geographically dispersed workforce;
•	difficulties associated with repatriating cash in a tax-efficient manner; and
•	compliance with the United States Foreign Corrupt Practices Act, or FCPA, and the Office of Foreign Assets Control regulations, particularly in emerging markets.

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

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

Protection of our intellectual property may be difficult and costly, and if we are unable to protect our proprietary technologies, we could lose one of our competitive advantages and our business could be adversely affected.

Our company’s success depends in part on our ability to protect our proprietary products and services and corresponding intellectual property rights. If we are unable to do so, our business and financial results may suffer. To protect our intellectual property rights, we rely upon a combination of United States and worldwide federal, state and common law intellectual property laws, invention assignment agreements and confidentiality restrictions in contracts with employees, customers, vendors and others, and software security measures. However, effective intellectual property protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and the expenses and the costs of defending our rights. We may not be able to successfully secure the intellectual property rights that we apply for worldwide, and our existing intellectual property rights and related registrations may be challenged in the future and could be opposed, invalidated, canceled or narrowed by a third party.

Despite our efforts to protect our intellectual property rights, unauthorized persons may infringe upon or misappropriate such rights or be able to copy, reverse engineer or otherwise use some of our technology. Additionally, our existing confidentiality and/or invention assignment agreements with employees, contractors and others who participate in intellectual property development activities for us could be breached, or we may not have sufficient and adequate agreements with such individuals, in either case potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property rights. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. It also is possible that others will develop and market similar or better technology to compete with us, without infringing on our intellectual property rights. Existing United States intellectual property laws may afford only limited protection, and the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. We may need to expend additional resources to defend our intellectual property in foreign countries that do not have effective intellectual property protection and mechanisms for its enforcement. For the foregoing reasons, we may have difficulty protecting our intellectual property rights against third-party infringement, misappropriation, or unauthorized use or disclosures. In the case of any infringement, misappropriation, use, or disclosure, there could be a material adverse effect on the value of our intellectual property rights and on our business and financial results. In addition, litigation may be necessary to protect our intellectual property rights. This type of litigation is often costly and time-consuming, with no assurance of success, and may have an adverse effect on our business and financial condition. Finally, the inability to defend our intellectual property rights in foreign countries could impair our brand or adversely affect the growth of our business internationally.

We may be sued for violating the intellectual property rights of others.

The software industry is characterized by the existence of a large number of trade secrets, copyrights and the growing number of issued patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors or other third parties may have been more aggressive than us in applying for or obtaining patent rights for innovative proprietary technologies both in the United States and internationally. We cannot assure you that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights, or that we will not be accused of doing so in the future.

As a result of the foregoing, there can be no assurance that in the future third parties will not assert infringement claims against us and preclude us from using a technology in our products or require us to enter into royalty and licensing arrangements on terms that are not favorable to us, or force us to engage in costly infringement litigation. We could be required to incur significant legal fees and other expenses defending such claims regardless of the merits of the claim, to pay substantial monetary damages in the event the claim is determined to be meritorious, to develop comparable non-infringing intellectual property (which may not be possible), to obtain a license on unfavorable or non-commercially reasonable terms or to cease providing the products or solutions that contain the infringing intellectual property. We do not maintain insurance to cover us in the event of such potential liability as it is generally unavailable at a commercially attractive cost. Additionally, our licenses and service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of the intellectual property rights of third parties with respect to our products or services. We may have to defend or indemnify our customers to the extent they are subject to these types of claims. Any of these claims, even if not meritorious, may be difficult and costly to defend, cause product release delays, and may lead to unfavorable judgments or settlements, which could have a material adverse effect on our reputation, business and financial results. They may also divert our attention from operating our company and result in a temporary or permanent inability to use the intellectual property subject to such claims. For these reasons, we may find it difficult or costly to add or retain important features in our products and services.

While we do not believe any of our known current legal proceedings or claims related to the infringement of patent or other intellectual property rights will, individually or in the aggregate, materially adversely affect our financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should one or more of these matters be resolved against us in the same reporting period, it could have a material adverse effect on our business and financial results.

Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

We use a limited amount of software licensed by its authors or other third parties under so-called “open source” licenses and may continue to use such software in the future. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. Additionally, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.

Defects, design errors or security flaws in our products could harm our reputation and expose us to potential liability.

Most of our products are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our products, we may make a major design error that makes the product operate incorrectly or less efficiently. The failure of our products to properly perform could result in us and our clients being subjected to losses or liability, including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, such errors could cause us to lose revenues, lose clients or damage our reputation.

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

Unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions, as well as unclaimed property audits by governmental authorities, could affect our operating results, profitability or cash flow.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. We regularly are under examination by tax authorities. Although we believe our income tax provision is reasonable, the final determination of our tax liability could be materially different from our historical income tax provisions, which could have a material effect on our financial position, results of operations or cash flows. In addition, tax-law amendments in the United States and other jurisdictions could significantly impact how United States multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have a material adverse effect on our business and financial results. Furthermore, we are subject to unclaimed property (escheat) laws, which require us to turn over to certain governmental authorities the property held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices.

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

Item 6.	Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD SUNGARD CAPITAL CORP.II SUNGARD DATA SYSTEMS INC.

Dated: August 6, 2015	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements.