Form 10-Q
period 2015-09-30
SunGard; SUNGARD CAPITAL CORP II; SUNGARD DATA SYSTEMS INC
filed 2015-11-06
CIK 1337272, 1337274, 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

SunGard	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☒.	Smaller reporting company	☐.
SunGard Capital Corp. II	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☒.	Smaller reporting company	☐.
SunGard Data Systems Inc.	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☒.	Smaller reporting company	☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard	Yes	☐	No	☒
SunGard Capital Corp. II	Yes	☐	No	☒
SunGard Data Systems Inc.	Yes	☐	No	☒

The number of shares of the registrants’ common stock outstanding as of September 30, 2015:

SunGard	261,863,739 shares of Class A common stock and 29,095,969 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31,	September 30,
	2014	2015
Assets
Current:
Cash and cash equivalents	$447	$591
Trade receivables, less allowance for doubtful accounts of $22 and $21	572	439
Earned but unbilled receivables	114	108
Prepaid expenses and other current assets	116	149
Assets held for sale	—	24

Total current assets	1,249	1,311
Property and equipment, less accumulated depreciation of $414 and $428	152	142
Software products, less accumulated amortization of $1,754 and $1,756	224	210
Customer base, less accumulated amortization of $531 and $553	360	321
Other assets, less accumulated amortization of $22 and $23	94	69
Trade name	672	672
Goodwill	3,760	3,733

Total Assets	$6,511	$6,458

Liabilities and Equity
Current:
Accounts payable	$21	$7
Accrued compensation and benefits	227	183
Accrued interest expense	30	68
Other accrued expenses	131	124
Deferred revenue	589	507
Liabilities related to assets held for sale	—	8

Total current liabilities	998	897
Long-term debt	4,669	4,669
Deferred and other income taxes	616	618
Other long-term liabilities	39	27

Total liabilities	6,322	6,211

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	37	44
Class L common stock subject to a put option	57	63
Class A common stock subject to a put option	3	3
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $8,064 million and $8,952 million; 50,000,000 shares authorized, 29,062,421 and 29,107,221 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,565,118 and 261,965,007 shares issued	—	—
Capital in excess of par value	2,674	2,612
Treasury stock, 442,460 and 11,252 shares of Class L common stock; and 3,985,453 and 101,268 shares of Class A common stock	(38)	(1)
Accumulated deficit	(3,902)	(3,921)
Accumulated other comprehensive income (loss)	(132)	(190)

Total SunGard stockholders’ equity (deficit)	(1,398)	(1,500)
Non-controlling interest in preferred stock of SCCII	1,490	1,637

Total equity	92	137

Total Liabilities and Equity	$6,511	$6,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$691	$702	$2,017	$2,060
Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	280	282	822	833
Sales, marketing and administration	167	163	493	476
Product development and maintenance	91	83	287	256
Depreciation	28	31	79	87
Amortization of acquisition-related intangible assets	30	23	114	65
Trade name impairment charge	—	—	339	—

Total costs and expenses	596	582	2,134	1,717

Operating income (loss)	95	120	(117)	343
Other income (expense):
Interest income	—	1	1	2
Interest expense and amortization of deferred financing fees	(73)	(73)	(220)	(215)
Loss on extinguishment of debt	—	—	(61)	—
Other income (expense)	—	—	—	1

Other income (expense)	(73)	(72)	(280)	(212)

Income (loss) from continuing operations before income taxes	22	48	(397)	131
Benefit from (provision for) income taxes	(11)	17	88	(7)

Income (loss) from continuing operations	11	65	(309)	124
Income (loss) from discontinued operations, net of tax	—	2	(17)	4

Net income (loss)	11	67	(326)	128
Income attributable to the non-controlling interest	(42)	(60)	(132)	(147)

Net income (loss) attributable to SunGard	(31)	7	(458)	(19)

Other comprehensive income (loss):
Foreign currency translation, net	(56)	(13)	(35)	(52)
Unrealized gain (loss) on derivative instruments, net of tax	2	(3)	—	(6)

Other comprehensive income (loss), net of tax	(54)	(16)	(35)	(58)

Comprehensive income (loss)	(43)	51	(361)	70
Comprehensive (income) loss attributable to the non-controlling interest	(42)	(60)	(132)	(147)

Comprehensive income (loss) attributable to SunGard	$(85)	$(9)	$(493)	$(77)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flow from operations:
Net income (loss)	$(326)	$128
Income (loss) from discontinued operations	(17)	4

Income (loss) from continuing operations	(309)	124
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	193	152
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(105)	(20)
Stock compensation expense	33	36
Amortization of deferred financing costs and debt discount	14	12
Loss on extinguishment of debt	61	—
Other non-cash items	—	(1)
Excess income tax benefit from equity compensation	—	(7)
Changes in working capital:
Accounts receivable and other current assets	123	124
Accounts payable and accrued expenses	(80)	(68)
Accrued interest	34	38
Accrued income taxes	(7)	4
Deferred revenue	(74)	(71)

Cash flow from (used in) continuing operations	222	323
Cash flow from (used in) discontinued operations	34	—

Cash flow from (used in) operations	256	323

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(4)	(25)
Additions to property and equipment, and software	(52)	(41)
Additions to capitalized software	(46)	(44)
Other investing activities	—	1

Cash provided by (used in) continuing operations	(102)	(109)
Cash provided by (used in) discontinued operations	7	1

Cash provided by (used in) investment activities	(95)	(108)

Financing activities:
Cash received from borrowings, net of fees	(7)	—
Cash used to repay debt	(1,324)	(1)
Excess income tax benefit from equity compensation	—	7
Cash used to purchase treasury stock	(7)	(56)
Other financing activities	(11)	(4)

Cash provided by (used in) continuing operations	(1,349)	(54)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(462)	(54)

Effect of exchange rate changes on cash	(9)	(13)

Increase (decrease) in cash and cash equivalents	(310)	148
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $0	706	447

Ending cash and cash equivalents, including cash held for sale: 2014, $0; 2015, $4	$396	$595

Supplemental information:
Interest paid	$195	$164

Income taxes paid, net of refunds of $17 million and $21 million, respectively	$32	$23

Non-cash financing activities:
Distribution of net assets of SpinCo (See Note 1)	$229	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SDS Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31,	September 30,
	2014	2015
Assets
Current:
Cash and cash equivalents	$447	$591
Trade receivables, less allowance for doubtful accounts of $22 and $21	572	439
Earned but unbilled receivables	114	108
Prepaid expenses and other current assets	116	149
Assets held for sale	—	24

Total current assets	1,249	1,311
Property and equipment, less accumulated depreciation of $414 and $428	152	142
Software products, less accumulated amortization of $1,754 and $1,756	224	210
Customer base, less accumulated amortization of $531 and $553	360	321
Other assets, less accumulated amortization of $22 and $23	94	69
Trade name	672	672
Goodwill	3,760	3,733

Total Assets	$6,511	$6,458

Liabilities and Equity
Current:
Accounts payable	$21	$7
Accrued compensation and benefits	227	183
Accrued interest expense	30	68
Other accrued expenses	127	118
Deferred revenue	589	507
Liabilities related to assets held for sale	—	8

Total current liabilities	994	891
Long-term debt	4,669	4,669
Deferred and other income taxes	616	618
Other long-term liabilities	32	26

Total liabilities	6,311	6,204

Commitments and contingencies
Preferred stock subject to a put option	31	30
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,498 million and $1,639 million; 14,999,000 shares authorized, 10,060,069 and 10,064,615 shares issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,519	3,485
Treasury stock, 2,516,374 and 2,395,453 preferred shares	(280)	(261)
Accumulated deficit	(2,939)	(2,811)
Accumulated other comprehensive income (loss)	(132)	(190)

Total stockholder’s equity	168	223
Non-controlling interest	1	1

Total Equity	169	224

Total Liabilities and Equity	$6,511	$6,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$691	$702	$2,017	$2,060
Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	280	282	822	833
Sales, marketing and administration	167	163	493	476
Product development and maintenance	91	83	287	256
Depreciation	28	31	79	87
Amortization of acquisition-related intangible assets	30	23	114	65
Trade name impairment charge	—	—	339	—

Total costs and expenses	596	582	2,134	1,717

Operating income (loss)	95	120	(117)	343
Other income (expense):
Interest income	—	1	1	2
Interest expense and amortization of deferred financing fees	(73)	(73)	(220)	(215)
Loss on extinguishment of debt	—	—	(61)	—
Other income (expense)	—	—	—	1

Other income (expense)	(73)	(72)	(280)	(212)

Income (loss) from continuing operations before income taxes	22	48	(397)	131
Benefit from (provision for) income taxes	(11)	17	88	(7)

Income (loss) from continuing operations	11	65	(309)	124
Income (loss) from discontinued operations, net of tax	—	2	(17)	4

Net income (loss)	11	67	(326)	128

Other comprehensive income (loss):
Foreign currency translation, net	(56)	(13)	(35)	(52)
Unrealized gain (loss) on derivative instruments, net of tax	2	(3)	—	(6)

Other comprehensive income (loss)	(54)	(16)	(35)	(58)

Comprehensive income (loss)	$(43)	$51	$(361)	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Capital Corp. II

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flow from operations:
Net income (loss)	$(326)	$128
Income (loss) from discontinued operations	(17)	4

Income (loss) from continuing operations	(309)	124
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	193	152
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(105)	(20)
Stock compensation expense	33	36
Amortization of deferred financing costs and debt discount	14	12
Loss on extinguishment of debt	61	—
Other non-cash items	—	(1)
Excess income tax benefit from equity compensation	—	(7)
Changes in working capital:
Accounts receivable and other current assets	123	124
Accounts payable and accrued expenses	(80)	(68)
Accrued interest	34	38
Accrued income taxes	(7)	4
Deferred revenue	(74)	(71)

Cash flow from (used in) continuing operations	222	323
Cash flow from (used in) discontinued operations	34	—

Cash flow from (used in) operations	256	323

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(4)	(25)
Additions to property and equipment, and software	(52)	(41)
Additions to capitalized software	(46)	(44)
Other investing activities	—	1

Cash provided by (used in) continuing operations	(102)	(109)
Cash provided by (used in) discontinued operations	7	1

Cash provided by (used in) investment activities	(95)	(108)

Financing activities:
Cash received from borrowings, net of fees	(7)	—
Cash used to repay debt	(1,324)	(1)
Excess income tax benefit from equity compensation	—	7
Cash used to purchase treasury stock	(3)	(20)
Other financing activities	(15)	(40)

Cash provided by (used in) continuing operations	(1,349)	(54)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(462)	(54)

Effect of exchange rate changes on cash	(9)	(13)

Increase (decrease) in cash and cash equivalents	(310)	148
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $0	706	447

Ending cash and cash equivalents, including cash held for sale: 2014, $0; 2015, $4	$396	$595

Supplemental information:
Interest paid	$195	$164

Income taxes paid, net of refunds of $17 million and $21 million, respectively	$32	$23

Non-cash financing activities:
Distribution of net assets of SpinCo (See Note 1)	$229	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SDS Notes	$389	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31,	September 30,
	2014	2015
Assets
Current:
Cash and cash equivalents	$447	$591
Trade receivables, less allowance for doubtful accounts of $22 and $21	572	439
Earned but unbilled receivables	114	108
Prepaid expenses and other current assets	112	145
Assets held for sale	—	24

Total current assets	1,245	1,307
Property and equipment, less accumulated depreciation of $414 and $428	152	142
Software products, less accumulated amortization of $1,754 and $1,756	224	210
Customer base, less accumulated amortization of $531 and $553	360	321
Other assets, less accumulated amortization of $22 and $23	94	69
Trade name	672	672
Goodwill	3,760	3,733

Total Assets	$6,507	$6,454

Liabilities and Equity
Current:
Accounts payable	$21	$7
Accrued compensation and benefits	227	183
Accrued interest expense	30	68
Other accrued expenses	127	123
Deferred revenue	589	507
Liabilities related to assets held for sale	—	8

Total current liabilities	994	896
Long-term debt	4,669	4,669
Deferred and other income taxes	608	609
Other long-term liabilities	31	26

Total liabilities	6,302	6,200

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,380	3,359
Accumulated deficit	(3,044)	(2,916)
Accumulated other comprehensive income (loss)	(132)	(190)

Total stockholder’s equity	204	253
Non-controlling interest	1	1

Total Equity	205	254

Total Liabilities and Equity	$6,507	$6,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$691	$702	$2,017	$2,060
Costs and expenses:
Cost of sales and direct operating (excluding items described in Note 1)	280	282	822	833
Sales, marketing and administration	167	163	493	476
Product development and maintenance	91	83	287	256
Depreciation	28	31	79	87
Amortization of acquisition-related intangible assets	30	23	114	65
Trade name impairment charge	—	—	339	—

Total costs and expenses	596	582	2,134	1,717

Operating income (loss)	95	120	(117)	343
Other income (expense):
Interest income	—	1	1	2
Interest expense and amortization of deferred financing fees	(73)	(73)	(220)	(215)
Loss on extinguishment of debt	—	—	(61)	—
Other income (expense)	—	—	—	1

Other income (expense)	(73)	(72)	(280)	(212)

Income (loss) from continuing operations before income taxes	22	48	(397)	131
Benefit from (provision for) income taxes	(11)	17	88	(7)

Income (loss) from continuing operations	11	65	(309)	124
Income (loss) from discontinued operations, net of tax	—	2	(17)	4

Net income (loss)	11	67	(326)	128

Other comprehensive income (loss):
Foreign currency translation, net	(56)	(13)	(35)	(52)
Unrealized gain (loss) on derivative instruments, net of tax	2	(3)	—	(6)

Other comprehensive income (loss)	(54)	(16)	(35)	(58)

Comprehensive income (loss)	$(43)	$51	$(361)	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunGard Data Systems Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flow from operations:
Net income (loss)	$(326)	$128
Income (loss) from discontinued operations	(17)	4

Income (loss) from continuing operations	(309)	124
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	193	152
Trade name impairment charge	339	—
Deferred income tax provision (benefit)	(105)	(20)
Stock compensation expense	33	36
Amortization of deferred financing costs and debt discount	14	12
Loss on extinguishment of debt	61	—
Other non-cash items	—	(1)
Excess income tax benefit from equity compensation	—	(7)
Changes in working capital:
Accounts receivable and other current assets	123	124
Accounts payable and accrued expenses	(80)	(68)
Accrued interest	34	38
Accrued income taxes	(7)	4
Deferred revenue	(74)	(71)

Cash flow from (used in) continuing operations	222	323
Cash flow from (used in) discontinued operations	34	—

Cash flow from (used in) operations	256	323

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(4)	(25)
Additions to property and equipment, and software	(52)	(41)
Additions to capitalized software	(46)	(44)
Other investing activities	—	1

Cash provided by (used in) continuing operations	(102)	(109)
Cash provided by (used in) discontinued operations	7	1

Cash provided by (used in) investment activities	(95)	(108)

Financing activities:
Cash received from borrowings, net of fees	(7)	—
Cash used to repay debt	(1,324)	(1)
Excess income tax benefit from equity compensation	—	7
Other financing activities	(18)	(60)

Cash provided by (used in) continuing operations	(1,349)	(54)
Cash provided by (used in) discontinued operations	887	—

Cash provided by (used in) financing activities	(462)	(54)

Effect of exchange rate changes on cash	(9)	(13)

Increase (decrease) in cash and cash equivalents	(310)	148
Beginning cash and cash equivalents, including cash of discontinued operations: 2014, $31; 2015, $0	706	447

Ending cash and cash equivalents, including cash held for sale: 2014, $0; 2015, $4	$396	$595

Supplemental information:
Interest paid	$195	$164

Income taxes paid, net of refunds of $17 million and $21 million, respectively	$32	$23

Non-cash Financing activities:
Distribution of net assets of SpinCo (See Note 1)	$233	$—

Receipt of SpinCo Notes in connection with the AS Split-Off (See Note 1)	$425	$—

Exchange of SpinCo Notes for SDS Notes	$389	$—

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

On August 12, 2015, the Company and SCCII entered into an Agreement and Plan of Merger (“Merger Agreement”) with Fidelity National Information Services, Inc., a Georgia corporation (“FIS”) and other parties named therein. Under the terms of the Merger Agreement, FIS will acquire 100 percent of the equity of SunGard as well as assume $4.7 billion of debt representing an unaffected enterprise value of $9.1 billion. At closing, SunGard shareholders will receive an aggregate of 44,663,899 shares of common stock of FIS and $2,288,700,000 in cash, subject to certain adjustments and less the number of FIS shares representing unvested RSUs of SunGard that will be converted into RSUs of FIS at the closing. In addition, FIS will also assume, repay or refinance all of SunGard’s outstanding debt, totaling approximately $4.7 billion. The transaction is subject to certain customary closing conditions, including the approval by the stockholders of SunGard.

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

The Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 has been revised to present stock compensation expense and developer time spent on customer billable professional services projects in the correct functional expense categories. Refer to Note 2 for additional details.

All of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were split-off on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in both the Condensed Consolidated Statements of Comprehensive Income (Loss) and the rollforwards of stockholders’ equity included in the notes to the condensed consolidated financial statements in each of the Quarterly Reports. However, the inclusion of this item in the 2014 Condensed Consolidated Statements of Comprehensive Income (Loss) was not appropriate since it relates to the distribution of the AS businesses to the Company’s owners and should have been excluded from the 2014 Other Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for the three and nine months ended September 30, 2014. The following table presents the amounts as originally reported and as revised for each of SunGard, SCCII and SDS (in millions):

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	As Reported	As Revised	As Reported	As Revised
Other comprehensive income (loss)	$(47)	$(54)	$(110)	$(35)
Comprehensive income (loss)	(36)	(43)	(436)	(361)
Comprehensive income (loss) attributable to SunGard	(78)	(85)	(568)	(493)

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

Recently Issued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. This new guidance establishes a five step process that companies must use in order to recognize revenue properly. Those five steps are: (i) identifying contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The new ASU will affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. ASU 2014-09 was to be effective for the Company starting in the first quarter of fiscal 2017. However, in July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, and to permit entities to adopt one year earlier if they choose (i.e., the original effective date). ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the date of adoption, the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. The new standard is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies ASU 2015-03 by allowing the presentation of debt issuance costs related to a line-of-credit to be recorded as an asset instead of as a direct deduction of the carrying amount of the debt liability as required by ASU 2015-03, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for the Company for the fiscal year beginning after December 15, 2015 and within those fiscal years with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued ASU-2015-16 “Business Combination: Simplifying the Accounting for Measurement-Period Adjustments.” The new guidance eliminates the requirement to make retrospective adjustments and revise comparative information from prior periods when new information is obtained about facts and circumstances that existed as of the acquisition date. Instead, the acquiring entity is required to record adjustments in the reporting period they are determined. For public companies, the new standard is effective for annual periods, including interim periods, beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The impact of these items within the functional areas for the three and nine months ended September 30, 2014 is as follows (in millions):

	Three Months Ended September 30, 2014
	As reported	Revised presentation of stock compensation expense	Revised presentation of developer time spent on professional services projects	As presented in the statement of comprehensive income (loss)
Cost of sales and direct operating (See Note 1)	$271	$3	$6	$280
Sales, marketing and administration	171	(4)	—	167
Product development and maintenance	96	1	(6)	91

Total functional expenses	$538	$—	$—	$538

	Nine Months Ended September 30, 2014
	As reported	Revised presentation of stock compensation expense	Revised presentation of developer time spent on professional services projects	As presented in the statement of comprehensive income (loss)
Cost of sales and direct operating (See Note 1)	$799	$6	$17	$822
Sales, marketing and administration	503	(10)	—	493
Product development and maintenance	300	4	(17)	287

Total functional expenses	$1,602	$—	$—	$1,602

3. Acquisitions and Discontinued Operations:

Acquisitions

During March 2015, the Company completed one acquisition in its FS segment, and in June 2015, the Company completed one acquisition in its PS&E segment. Total combined cash paid, net of cash acquired was $25 million. Below is a summary of the combined purchase price allocation (in millions):

Nine months ended September 30,
2015
Acquired businesses:
Software products	$10
Customer base	6
Goodwill	16
Other intangible assets	2
Deferred income taxes	(6)
Purchase price obligations and debt assumed	(1)
Net current assets (liabilities) assumed	(2)

Cash paid for acquired business	$25

The acquisitions discussed above for March and June of 2015 were not material to the Company’s operations, financial position, or cash flows.

Discontinued Operations

On January 31, 2014, the Company completed the sale of two small businesses within the FS segment in exchange for €27 million paid at closing, €9 million to be paid no later than March 2016 (“deferred purchase price”) which is included in trade receivables and €2 million to be paid upon the successful assignment of certain customer contracts. The deferred purchase price is unconditional and is secured by a bank guarantee. During the first quarter of 2015, the Company successfully assigned certain of these customer contracts and recognized a $2 million gain in discontinued operations. Also included in discontinued operations are the results of our former AS business as a result of the AS Split-Off (see Note 1), which was completed on March 31, 2014. These businesses have been included in our financial results as discontinued operations for all periods presented.

During the third quarter of 2015, a $2 million benefit for income taxes was included in discontinued operations.

The results for discontinued operations for the three and nine months ended September 30, 2014 and 2015 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$—	$—	$338	$—

Operating income (loss)	—	—	(25)	—
Interest expense	—	—	(18)	—
Gain on sale of business	—	—	22	2

Income (loss) before income taxes	—	—	(21)	2
Benefit from income taxes	—	2	4	2

Income (loss) from discontinued operations	$—	$2	$(17)	$4

Assets and Liabilities Classified as Held for Sale

On October 1, 2015 the Company completed the sale of a small business within the FS segment in exchange for $12 million plus cash assumed, subject to a final working capital adjustment. During the three months ended September 30, 2015, the Company recognized a combined $3 million impairment of its customer base and software assets.

Assets held for sale and liabilities related to assets held for sale at September 30, 2015 include the following (in millions):

September 30, 2015
Cash	$4
Trade receivables, net	9
Property and equipment, net	1
Software products, net	4
Goodwill	6

Assets classified as held for sale	$24

Accrued compensation and benefits	$2
Other accrued expenses	1
Deferred revenue	5

Liabilities related to assets held for sale	$8

4. Intangible Assets and Goodwill:

Trade Name

The trade name intangible asset represents the fair value of the SunGard trade name and is an indefinite lived asset not subject to amortization. As of July 1, 2015, the Company performed its annual impairment test and determined that the fair value of the trade name exceeded its carrying value resulting in no impairment of the trade name.

The Company developed certain assumptions and estimates related to the calculation of the fair value of its trade name. The fair value assumptions and estimates primarily included projections of future revenues and growth rates, a royalty rate, a tax rate, and a discount rate. The assumptions about future revenues and growth rates are based on management’s assessment of a number of factors, including the Company’s recent performance against budget, performance in the markets that the company serves, as well as industry and general economic data from third party sources. In addition to future revenue projections, the assumed royalty rate and discount rate are critical assumptions considered in the trade name impairment test. Furthermore, to the extent that businesses are divested in the future, or projected revenues decline, the revenue supporting the trade name will decline which may result in impairment charges.

Goodwill

GAAP requires the Company to perform a goodwill impairment test annually and more frequently when negative conditions or triggering events arise. The Company completes its annual goodwill impairment test as of July 1 for each of its 10 reporting units. The Company has the option of performing an assessment of certain qualitative factors to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value (referred to as a “step zero” test) or proceeding directly to a quantitative analysis (referred to as a “step one” test).

As a result of a 2015 re-organization impacting the makeup of its reporting units, the timing of the last step-one tests, and the evidence of an external valuation of SunGard, management chose to perform a step-one test for each SunGard reporting unit.

In these step-one tests, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimated the fair values of each reporting unit by assigning an EBITDA multiple to each reporting unit (the market approach), based on an overall SunGard EBITDA multiple implied as a part of the planned acquisition of SunGard by FIS. Multiples were assigned to each reporting unit based on projected revenue and EBITDA growth, EBITDA margins, CAPEX, and other qualitative factors. The valuation for each reporting unit was based on three years of EBITDA (2014, 2015, and 2016) multiplied by the selected multiple and averaged over the three year period. If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step-two test is required. For each reporting unit, the calculated fair value exceeded carrying value. Moreover, the reporting unit multiples as well as the overall valuation were consistent with the Company’s value implied as part of the planned acquisition of SunGard by FIS. Therefore, management determined that it was not necessary to perform any step-two tests.

Estimating the fair value of a reporting unit requires various assumptions including projections of future earnings, as well as the presumed multiple for each reporting unit. The assumptions about future earnings are based on management’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Changes to the underlying businesses could affect the future earnings, which in turn could affect the fair value of the reporting unit.

The following table summarizes the changes in goodwill, by segment, for the nine months ended September 30, 2015 (in millions):

	Cost			Accumulated impairment
	FS	PS&E	Subtotal	PS&E	Total
Balance at December 31, 2014	$3,433	$544	$3,977	$(217)	$3,760
2015 acquisitions	1	15	16	—	16
Effect of foreign currency translation	(36)	—	(36)	—	(36)
Transfer to assets held for sale	(6)	—	(6)	—	(6)
Other	(1)	—	(1)	—	(1)

Balance at September 30, 2015	$3,391	$559	$3,950	$(217)	$3,733

A portion of the Company’s goodwill is denominated in currencies other than the U.S. Dollar.

Intangible Asset amortization

The total expected amortization of acquisition-related intangible assets for years ended December 31 is as follows (in millions):

2015	$85
2016	69
2017	61
2018	56
2019	48

5. Accumulated Other Comprehensive Income:

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015 (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(1)	$(125)	$(6)	$(132)

Other comprehensive loss before reclassifications	(18)	(52)	—	(70)
Amounts reclassified from accumulated other comprehensive income, net of tax	12	—	—	12

Net current-period other comprehensive loss	(6)	(52)	—	(58)

Balance at September 30, 2015	$(7)	$(177)	$(6)	$(190)

The following table summarizes the unrealized gains (losses) on derivative instruments, including the impact of components reclassified into net income from accumulated other comprehensive income, for the three and nine months ended September 30, 2014 and 2015 (in millions):

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the Statement of Comprehensive Income (Loss) for Components Reclassified from OCI
Other Comprehensive Income (Loss) Components	2014	2015	2014	2015
Unrealized gain (loss) on derivative instruments	$—	$(8)	$(6)	$(18)

Loss (gain) on derivatives reclassified into income:
Interest rate contracts	3	2	6	6	Interest expense and amortization of deferred financing fees
Forward currency hedges	—	—	—	1	Cost of sales and direct operating

Total reclassified into income	3	2	6	7
Income tax benefit (expense)	(1)	3	—	5

Amounts reclassified from accumulated other comprehensive income, net of tax	2	5	6	12

Unrealized gain (loss) on derivative instruments, net of tax	$2	$(3)	$—	$(6)

6. Debt and Derivatives:

On September 30, 2015, SDS had $593 million of available borrowing capacity and $7 million of outstanding letters of credit under its $600 million revolving credit facility. In addition, there were $4 million of letters of credit outstanding at September 30, 2015 that did not impact availability under the revolving credit facilities.

The ability to make dividend payments to SunGard’s equity holders is governed by the covenants in its debt agreements. Without obtaining an amendment to those documents, SunGard’s covenants currently limit such a dividend to a total of $200 million.

Debt consisted of the following (in millions):

	December 31, 2014	September 30, 2015
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—
Tranche C due February 28, 2017, effective interest rate of 4.44% and 4.44%	400	400
Tranche E due March 8, 2020, effective interest rate of 4.31% and 4.31%	1,918	1,918

Total Senior Secured Credit Facilities	2,318	2,318
Senior Notes due 2018 at 7.375%	511	511
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured Accounts Receivable Facility, at 3.16% and 3.22%	140	140

Total debt	$4,669	$4,669

Short-term borrowings and current portion of long-term debt	$—	$—
Long-term debt	4,669	4,669

Total debt	$4,669	$4,669

Future Maturities

At September 30, 2015, the contractual future maturities of debt are as follows (in millions):

Contractual Maturities
2015	$—
2016	—
2017	400
2018	511
2019	1,140
Thereafter	2,618

Total debt	$4,669

SDS uses interest rate swaps to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Amended and Restated Credit Agreement dated as of August 11, 2005, as amended from time to time (“Credit Agreement”). Each swap agreement is designated as a cash flow hedge. SDS pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At September 30, 2015, one-month and three-month LIBOR were 0.19% and 0.33%, respectively. The net receipt or payment from the interest rate swap agreements is included in the Condensed Consolidated Statements of Comprehensive Income (Loss) as interest expense. The interest rates in the components of the debt table above reflect the impact of the swaps.

A summary of the Company’s interest rate swaps at September 30, 2015 follows (in millions):

Inception	Maturity	Notional amount (in millions)	Weighted- average Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month
June 2013	June 2019	100	1.86%	3-Month
September 2013	June 2019	100	2.26%	3-Month
February-March 2014	March 2020	300	2.27%	3-Month

Total / Weighted-Average Interest Rate		$900	1.52%

The fair values of the swap agreements at December 31, 2014 were $1 million and $5 million and were included in other assets and other accrued expenses, respectively. The fair value of the swap agreements at September 30, 2015 was $14 million and was included in other accrued expenses.

The Company has no ineffectiveness related to its swap agreements. During the next twelve months, the Company expects to reclassify approximately $8 million from accumulated other comprehensive income (loss) into earnings, specifically interest expense and amortization of deferred financing fees, related to the Company’s interest rate swaps based on the borrowing rates at September 30, 2015.

7. Fair Value Measurements:

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 – Unobservable inputs for the asset or liability.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2015 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$134	$—	$—	$134
Currency forward contracts	Prepaid expenses and other current assets	—	1	—	1

Total		$134	$1	$—	$135

Liabilities
Interest rate swap agreements	Other accrued expenses	$—	$14	$—	$14
Currency forward contracts	Other accrued expenses	—	—	—	—

		$—	$14	$—	$14

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2014 (in millions):

		Fair Value Measures Using
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Assets
Money market funds	Cash and cash equivalents	$106	$—	$—	$106
Interest rate swap agreements	Other assets	—	1	—	1
Currency forward contracts	Prepaid expenses and other current assets	—	3	—	3

Total		$106	$4	$—	$110

Liabilities
Interest rate swap agreements	Other accrued expenses	$—	$5	$—	$5
Currency forward contracts	Other accrued expenses	—	1	—	1

Total		$—	$6	$—	$6

Money market funds are recognized and measured at fair value in the Company’s financial statements. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contracts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. The fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts in connection with INR cash flow hedges. The Company expects to reclassify in the next twelve months approximately $1 million from other comprehensive income (loss) into earnings related to the Company’s INR forward contracts.

The fair value of the trade name is categorized as Level 3, a non-recurring fair value measurement using significant unobservable inputs, and is estimated by discounted cash flows based on projected future revenues. This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. During the nine months ended September 30, 2014, the Company recorded a $339 million trade name impairment charge. See Notes 1 and 7 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2014 and September 30, 2015 (in millions):

	December 31, 2014		September 30, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Floating rate debt	$2,458	$2,431	$2,458	$2,456
Fixed rate debt	2,211	2,286	2,211	2,274

8. Equity:

On August 10, 2015, in anticipation of completing the merger with FIS, SunGard and SCCII’s boards of directors approved a modification to the 2014 and 2015 restricted stock unit (“RSU”) grants that had vesting tied to the price of SunGard’s and SCCII’s stock (“market-based vesting”) to (i) change the measurement date from the third anniversary of the date of grant to the date of the change in control (“CIC”), and (ii) to set the amount earned as of the measurement date to be 150% and 100% for RSUs granted in 2014 and 2015, respectively. The modification, which is contingent upon successful completion of the merger with FIS, is expected to impact RSU awards held by 428 people, and will result in approximately $10 million of incremental stock compensation expense to be recognized over the remaining service period, which, on a weighted-average basis, is 1.9 years. SunGard expects to record a catch-up adjustment of approximately $2 million upon the CIC, reflecting the expense from the date of the modification through the CIC.

A rollforward of SunGard’s non-controlling interest for the nine months ended September 30, 2015 is as follows (in millions):

	Non-controlling interest
	Temporary equity	Permanent equity	Total
Balances at December 31, 2014	$37	$1,490	$1,527
Net income	9	138	147
Purchase of treasury stock	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units to temporary equity	7	—	7
Issuance of common and preferred stock	2	7	9
Cancellation of put options due to employee terminations	(11)	3	(8)

Balances at September 30, 2015	$44	$1,637	$1,681

A rollforward of SunGard’s non-controlling interest for the nine months ended September 30, 2014 follows (in millions):

	Non-controlling interest
	Temporary equity	Permanent equity	Total
Balances at December 31, 2013	$42	$1,741	$1,783
Net income	—	132	132
Purchase of treasury stock	—	(3)	(3)
Impact of exchange of SpinCo common stock for SCCII preferred stock	(1)	(428)	(429)
Impact of modification of SunGard Awards	(4)	—	(4)
Impact of modification of SpinCo Awards	(6)	—	(6)
Transfer intrinsic value of vested restricted stock units to temporary equity	8	—	8
Cancellation of put options due to employee terminations	(7)	5	(2)

Balances at September 30, 2014	$32	$1,447	$1,479

9. Income Taxes:

The effective income tax rates for the three month periods ended September 30, 2015 and 2014 were (33)% and 51%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the three months ended September 30, 2015, the provision for income taxes includes a deferred income tax benefit of $33 million recorded as a discrete item related to the tax-over-book basis difference of a small business within the FS segment which was sold on October 1, 2015. Also for the period, the Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the three months ended September 30, 2015. Changes in the mix of income, losses in particular jurisdictions or the total amount of income for 2015 may significantly impact the estimated effective income tax rate for the year.

The tax rate for the three month period ended September 30, 2014 reflected a decrease in the expected full year effective tax rate due primarily to a change in the mix of income.

The effective income tax rates for the nine month periods ended September 30, 2015 and 2014 were 6% and 22%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the nine months ended September 30, 2015, the provision for income taxes includes a deferred income tax benefit of $33 million recorded as a discrete item related to the tax-over-book basis difference of a small business within the FS segment which was sold on October 1, 2015, and a benefit of $10 million recorded as a discrete item for the reversal of a portion of the Company’s reserve for uncertain tax positions, triggered by a favorable decision received by the Company from an appellate body on a matter between the Company and a state taxing authority during the period. Also for the period, the Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the nine months ended September 30, 2015.

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

The operating results for the three and nine months ended September 30, 2015 and 2014 for each segment follow (in millions):

	Three Months Ended September 30, 2015
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$230	$36	$266	$—	$266
SaaS and cloud	262	10	272	—	272
Services	154	10	164	—	164

Total revenue	$646	$56	$702	$—	$702

Adjusted EBITDA	$196	$16	$212	$(13)	$199
Depreciation (2)	29	2	31	—	31
Amortization of acquisition-related intangible assets	21	2	23	—	23
Capital expenditures	28	2	30	—	30

	Three Months Ended September 30, 2014
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$235	$34	$269	$—	$269
SaaS and cloud	259	10	269	—	269
Services	143	10	153	—	153

Total revenue	$637	$54	$691	$—	$691

Adjusted EBITDA	$184	$17	$201	$(13)	$188
Depreciation (2)	24	3	27	1	28
Amortization of acquisition-related intangible assets	29	1	30	—	30
Capital expenditures	37	2	39	1	40

	Nine Months Ended September 30, 2015
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$675	$105	$780	$—	$780
SaaS and cloud	790	29	819	—	819
Services	429	32	461	—	461

Total revenue	$1,894	$166	$2,060	$—	$2,060

Adjusted EBITDA	$543	$49	$592	$(40)	$552
Depreciation (2)	79	7	86	1	87
Amortization of acquisition-related intangible assets	61	4	65	—	65
Capital expenditures	74	9	83	2	85

	Nine Months Ended September 30, 2014
	FS	PS&E	Sum of segments	Corporate (1)	Total
Software	$674	$103	$777	$—	$777
SaaS and cloud	774	28	802	—	802
Services	407	31	438	—	438

Total revenue	$1,855	$162	$2,017	$—	$2,017

Adjusted EBITDA	$477	$50	$527	$(35)	$492
Depreciation (2)	70	6	76	3	79
Amortization of acquisition-related intangible assets	108	6	114	—	114
Capital expenditures	90	7	97	1	98

(1)	Corporate is included to reconcile each item to the total for the Company.

Reconciliation of consolidated Adjusted EBITDA to income (loss) from continuing operations before income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2015	2014		2015
Adjusted EBITDA (including corporate)	$188		199	$492		$552
Depreciation (2)	(28)		(31)	(79)		(87)
Amortization of acquisition-related intangible assets	(30)		(23)	(114)		(65)
Trade name impairment	—		—	(339)		—
Severance and facility closure costs	(17	) (3)	(3)	(24	) (4)	(7	) (5)
Stock compensation expense	(13)		(13)	(33)		(36)
Management fees	(3)		(2)	(6)		(6)
Other costs (included in operating income)	(2)		(7)	(14)		(8)
Interest expense, net	(73)		(72)	(219)		(213)
Loss on extinguishment of debt	—		—	(61)		—
Other income (expense)	—		—	—		1

Income (loss) from continuing operations before income taxes	$22		$48	$(397)		$131

(2)	Includes amortization of capitalized software
(3)	Includes $17 million of severance, primarily in FS
(4)	Includes $23 million of severance and $1 million of lease exit costs, primarily in FS
(5)	Includes $7 million of severance, primarily in FS

11. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures for the nine months ended September 30, 2015 (in millions):

	Workforce-related	Facilities	Total
Balance at December 31, 2014	$12	$13	$25
Expense related to 2015 actions	10	—	10
Paid	(14)	(3)	(17)
Other adjustments	(4)	—	(4)

Balance at September 30, 2015	$4	$10	$14

The majority of the workforce-related actions are expected to be completed over the next 12 months. The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

12. Related Party Transactions:

Sponsor Transactions

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 million of management fees in sales, marketing and administration expenses for each of the three month periods ended September 30, 2014 and 2015 respectively. The Company recorded $6 million of management fees in sales, marketing and administration expenses for the nine month periods ended September 30, 2014 and 2015 respectively. In the nine months ended September 30, 2014, the Company recorded approximately $3 million of management fees in income (loss) from discontinued operations. At December 31, 2014 and September 30, 2015, the Company had accrued management fees due to Sponsors included in other accrued expenses of $3 million and $2 million, respectively.

For the nine months ended September 30, 2014, Goldman Sachs & Co. and/or its respective affiliates, received less than $1 million in connection with amendments to SunGard’s Credit Agreement.

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

AS Transactions

In connection with the Global Master Services Agreement (“GMSA”) with AS, the Company incurred expenses of $12 million and $13 million for services provided under the GMSA, most of which are included in cost of sales and direct operating, in the condensed consolidated statement of comprehensive income (loss) for each of the three months ended September 30, 2014 and 2015, respectively. The Company incurred expenses of $30 million and $20 million for services provided under the GMSA, most of which are included in cost of sales and direct operating, in the condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2015 and the six months ending September 30, 2014, respectively. At September 30, 2015, the Company had approximately $2 million of prepaid balances and recorded approximately $1 million of accounts payable due to AS under the GMSA. The Company has incurred a total of $58 million to date under the GMSA, and has a remaining commitment, which expires on March 31, 2016, of approximately $8 million.

In addition, for each of the three months ended September 30, 2014 and 2015, AS purchased certain data center outsourcing services and treasury products from FS, for which FS recognized revenue of approximately $1 million. For the six months ended September 30, 2014, AS purchased certain data center outsourcing services and treasury products from FS, for which FS recognized revenue of approximately $1 million. For the nine months ended September 30, 2015, AS purchased certain data center outsourcing services and treasury products from FS, for which FS recognized revenue of approximately $2 million. At September 30, 2015, the Company had recorded approximately $1 million of accounts receivable related to certain data center outsourcing and treasury products provided to AS.

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

The Company has had patent infringement lawsuits filed against it or certain of its customers claiming that certain of its products infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or limitations on the Company’s ability to offer certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. Also, certain agreements with previously owned businesses of the Company require indemnification to the new owners for certain matters as part of the sale of those businesses. At September 30, 2015, the Company does not have any significant accruals related to patent indemnification or infringement claims.

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

For approximately one week in August 2015, certain U.S. operations of a single SunGard customer were disrupted by an issue affecting its SunGard-hosted fund accounting platform that occurred following a recommended operating system update implemented by SunGard. The customer uses the platform for the processing of net asset values (NAVs) for certain mutual funds, exchange-traded funds and collective investment funds. No data was lost as a result of the incident. Delayed publication of NAVs or use of alternative NAVs may have affected some of the customer’s clients. No other SunGard customers were disrupted. SunGard continues to work with its customer in evaluating the possible impact of the event. However, at this preliminary stage, we are unable to determine the amount of costs or any other consequences we may be subject to as a result of this incident.

14. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of SDS (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2014 and September 30, 2015, and for the three and nine month periods ended September 30, 2014 and 2015, to arrive at the information for SDS on a consolidated basis. SunGard and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2014.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2014
	Parent	Guarantor		Non-Guarantor
	Company	Subsidiaries (c)		Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$202	$1		$244	$—	$447
Intercompany balances	—	3,049		500	(3,549)	—
Trade receivables, net	1	446	(a)	239	—	686
Prepaid expenses, taxes and other current assets	32	43		39	(2)	112

Total current assets	235	3,539		1,022	(3,551)	1,245
Property and equipment, net	—	94		58	—	152
Intangible assets, net	68	348		262	—	678
Trade name	—	672		—	—	672
Deferred income taxes	69	—		—	(69)	—
Intercompany balances	194	8		154	(356)	—
Goodwill	—	3,099		661	—	3,760
Investment in subsidiaries	8,039	1,366		—	(9,405)	—

Total Assets	$8,605	$9,126		$2,157	$(13,381)	$6,507

Liabilities and Stockholders’ Equity
Current:
Intercompany balances	$3,549	$—		$—	$(3,549)	$—
Accounts payable and other current liabilities	59	510		427	(2)	994

Total current liabilities	3,608	510		427	(3,551)	994
Long-term debt	4,529	—		140	—	4,669
Intercompany debt	162	—		194	(356)	—
Deferred and other income taxes	101	559		17	(69)	608
Other liabilities	—	18		13	—	31

Total liabilities	8,400	1,087		791	(3,976)	6,302

Total stockholders’ equity	205	8,039		1,366	(9,405)	205

Total Liabilities and Stockholders’ Equity	$8,605	$9,126		$2,157	$(13,381)	$6,507

(a)	This balance includes receivables related to the Company’s accounts receivable financing subsidiary, which is a non-guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	September 30, 2015
	Parent	Guarantor		Non-Guarantor
	Company	Subsidiaries		Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$317	$(1)		$275	$—	$591
Intercompany balances	—	3,422		479	(3,901)	—
Trade receivables, net	—	384	(b)	163	—	547
Prepaid expenses, taxes and other current assets	27	82		44	(8)	145
Assets held for sale	—	—		24	—	24

Total current assets	344	3,887		985	(3,909)	1,307
Property and equipment, net	1	94		47	—	142
Intangible assets, net	57	320		223	—	600
Trade name	—	672		—	—	672
Deferred income taxes	55	—		—	(55)	—
Intercompany balances	179	7		154	(340)	—
Goodwill	—	3,112		621	—	3,733
Investment in subsidiaries	8,432	1,380		—	(9,812)	—

Total Assets	$9,068	$9,472		$2,030	$(14,116)	$6,454

Liabilities and Stockholders’ Equity
Current:
Intercompany balances	$3,901	$—		$—	$(3,901)	$—
Accounts payable and other current liabilities	126	479		291	(8)	888
Liabilities related to assets held for sale	—	—		8	—	8

Total current liabilities	4,027	479		299	(3,909)	896
Long-term debt	4,529	—		140	—	4,669
Intercompany debt	161	—		179	(340)	—
Deferred and other income taxes	97	547		20	(55)	609
Other liabilities	—	14		12	—	26

Total liabilities	8,814	1,040		650	(4,304)	6,200

Total stockholders’ equity	254	8,432		1,380	(9,812)	254

Total Liabilities and Stockholders’ Equity	$9,068	$9,472		$2,030	$(14,116)	$6,454

(b)	This balance includes receivables related to the Company’s accounts receivable financing subsidiary, which is a non-guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $140 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Three Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$487	$298	$(94)	$691

Costs and expenses	27	387	276	(94)	596

Operating income (loss)	(27)	100	22	—	95
Net interest income (expense)	(69)	(1)	(3)	—	(73)
Net earnings (losses) of equity affiliates	83	10	—	(93)	—
Other income (expense)	—	(1)	1	—	—

Income (loss) from continuing operations before income taxes	(13)	108	20	(93)	22
Benefit from (provision for) income taxes	24	(25)	(10)	—	(11)

Income (loss) from continuing operations	11	83	10	(93)	11
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$11	$83	$10	$(93)	$11

Comprehensive income (loss)	$(43)	$40	$(35)	$(5)	$(43)

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Three Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$500	$313	$(111)	$702

Costs and expenses	32	403	258	(111)	582

Operating income (loss)	(32)	97	55	—	120
Net interest income (expense)	(69)	—	(3)	—	(72)
Net earnings (losses) of equity affiliates	140	43	—	(183)	—
Other income (expense)	(2)	(1)	3	—	—

Income (loss) from continuing operations before income taxes	37	139	55	(183)	48
Benefit from (provision for) income taxes	30	(1)	(12)	—	17

Income (loss) from continuing operations	67	138	43	(183)	65
Income (loss) from discontinued operations, net of tax	—	2	—	—	2

Net income (loss)	$67	$140	$43	$(183)	$67

Comprehensive income (loss)	$51	$125	$27	$(152)	$51

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Nine Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,437	$882	$(302)	$2,017
Costs and expenses	75	1,549	812	(302)	2,134

Operating income (loss)	(75)	(112)	70	—	(117)
Net interest income (expense)	(205)	(1)	(13)	—	(219)
Net earnings (losses) of equity affiliates	(50)	46	—	4	—
Other income (expense)	(61)	(1)	1	—	(61)

Income (loss) from continuing operations before income taxes	(391)	(68)	58	4	(397)
Benefit from (provision for) income taxes	92	17	(21)	—	88

Income (loss) from continuing operations	(299)	(51)	37	4	(309)
Income (loss) from discontinued operations, net of tax	(27)	1	9	—	(17)

Net income (loss)	$(326)	$(50)	$46	$4	$(326)

Comprehensive income (loss)	$(361)	$(118)	$23	$95	$(361)

All of the previously-issued interim financial statements included in Quarterly Reports on Form 10-Q for 2014 included an error in the Condensed Consolidated Statements of Comprehensive Income (Loss) related to the removal of the cumulative foreign currency translation loss associated with the AS businesses that were split-off on March 31, 2014. The removal of the cumulative foreign currency translation loss was reflected in the 2014 Supplemental Condensed Consolidated Schedule of Comprehensive Income (Loss). However, the inclusion of this item was not appropriate since it relates to the distribution of the AS businesses to the Company’s owners and should have been excluded from the 2014 Other Comprehensive Income according to GAAP. Management does not believe the error is material to any of the previously-issued financial statements. The table below shows the impact of the correction of this error for the nine months ended September 30, 2014 (in millions).

	Nine Months Ended September 30, 2014
	As Reported	As Revised
Comprehensive Income - Parent	$(436)	$(361)
Comprehensive Income - Guarantor	(151)	(118)
Comprehensive Income - Non-Guarantor	(26)	23
Comprehensive Income - Eliminations	177	95

	Supplemental Condensed Consolidating Schedule of Comprehensive Income (Loss)
(in millions)	Nine Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,480	$883	$(303)	$2,060

Costs and expenses	80	1,165	775	(303)	1,717

Operating income (loss)	(80)	315	108	—	343
Net interest income (expense)	(203)	—	(10)	—	(213)
Net earnings (losses) of equity affiliates	320	74	—	(394)	—
Other income (expense)	(2)	(1)	4	—	1

Income (loss) from continuing operations before income taxes	35	388	102	(394)	131
Benefit from (provision for) income taxes	93	(70)	(30)	—	(7)

Income (loss) from continuing operations	128	318	72	(394)	124
Income (loss) from discontinued operations, net of tax	—	2	2	—	4

Net income (loss)	$128	$320	$74	$(394)	$128

Comprehensive income (loss)	$70	$281	$35	$(316)	$70

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Nine Months Ended September 30, 2014
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(326)	$(50)	$46	$4	$(326)
Income (loss) from discontinued operations	(27)	1	9	—	(17)

Income (loss) from continuing operations	(299)	(51)	37	4	(309)
Non cash adjustments	169	314	56	(4)	535
Changes in operating assets and liabilities	(59)	74	(19)	—	(4)

Cash flow from (used in) continuing operations	(189)	337	74	—	222
Cash flow from (used in) discontinued operations	(43)	52	25	—	34

Cash flow from (used in) operations (c)	(232)	389	99	—	256

Investment activities:
Intercompany transactions	191	(168)	51	(74)	—
Cash paid for acquired businesses, net of cash acquired	—	(4)	—	—	(4)
Cash paid for property and equipment and software	(1)	(62)	(35)	—	(98)

Cash provided by (used in) continuing operations	190	(234)	16	(74)	(102)
Cash provided by (used in) discontinued operations	1,041	(41)	(993)	—	7

Cash provided by (used in) investment activities	1,231	(275)	(977)	(74)	(95)

Financing activities:
Intercompany dividends	—	(37)	(37)	74	—
Net repayments of long-term debt	(1,269)	—	(62)	—	(1,331)
Other financing activities	(18)	—	—	—	(18)

Cash provided by (used in) continuing operations	(1,287)	(37)	(99)	74	(1,349)
Cash provided by (used in) discontinued operations	—	(80)	967	—	887

Cash provided by (used in) financing activities	(1,287)	(117)	868	74	(462)

Effect of exchange rate changes on cash	—	—	(9)	—	(9)

Increase (decrease) in cash and cash equivalents	(288)	(3)	(19)	—	(310)
Beginning cash and cash equivalents (d)	403	2	301	—	706

Ending cash and cash equivalents	$115	$(1)	$282	$—	$396

(c)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the nine months ended September 30, 2014, the Parent Company allocated approximately $126 million of tax liabilities to its Guarantor Subsidiaries. During the three months ended March 31, 2014, the Parent Company and the Guarantor Subsidiaries decided to effect a non-cash settlement of the accumulated income tax receivable and payable balances in the amount of approximately $1.5 billion. Therefore, these transactions are not reflected in the Condensed Consolidating Statement of Cash Flows presented above.
(d)	Includes cash of discontinued operations.

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Nine Months Ended September 30, 2015
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$128	$320	$74	$(394)	$128
Income (loss) from discontinued operations	—	2	2	—	4

Income (loss) from continuing operations	128	318	72	(394)	124
Non cash adjustments	(253)	(29)	60	394	172
Changes in operating assets and liabilities	(61)	138	(50)	—	27

Cash flow from (used in) continuing operations	(186)	427	82	—	323
Cash flow from (used in) discontinued operations	—	—	—	—	—

Cash flow from (used in) operations (e)	(186)	427	82	—	323

Investment activities:
Intercompany transactions	356	(293)	49	(112)	—
Cash paid for acquired businesses, net of cash acquired	—	(21)	(4)	—	(25)
Cash paid for property and equipment and software	(2)	(59)	(24)	—	(85)
Other investing activities	—	—	1	—	1

Cash provided by (used in) continuing operations	354	(373)	22	(112)	(109)
Cash provided by (used in) discontinued operations	—	—	1	—	1

Cash provided by (used in) investment activities	354	(373)	23	(112)	(108)

Financing activities:
Intercompany dividends	—	(56)	(56)	112	—
Other financing activities	(53)	—	(1)	—	(54)

Cash provided by (used in) continuing operations	(53)	(56)	(57)	112	(54)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(53)	(56)	(57)	112	(54)

					—
Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Increase (decrease) in cash and cash equivalents	115	(2)	35	—	148
Beginning cash and cash equivalents	202	1	244	—	447

Ending cash and cash equivalents (f)	$317	$(1)	$279	$—	$595

(e)	Cash flows from (used in) operations for the Parent Company and Guarantor Subsidiaries do not include any amounts related to their respective stand-alone income tax liabilities as the Company has not historically cash settled the intercompany balances associated with the push down of such liabilities to the Guarantor Subsidiaries. During the nine months ended September 30, 2015, the Parent Company allocated approximately $117 million of tax liabilities to its Guarantor Subsidiaries.
(f)	Includes $4 million of Non-Guarantor cash reflected in assets held for sale.

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

On August 12, 2015, the Company and SCCII entered into an Agreement and Plan of Merger (“Merger Agreement”) with Fidelity National Information Services, Inc., a Georgia corporation (“FIS”) and other parties named therein. Under the terms of the Merger Agreement, FIS will acquire 100 percent of the equity of SunGard as well as assume $4.7 billion of debt representing an unaffected enterprise value of $9.1 billion. At closing, SunGard shareholders will receive an aggregate of 44,663,899 shares of common stock of FIS and $2,288,700,000 in cash, subject to certain adjustments and less the number of FIS shares representing unvested RSUs of SunGard that will be converted into RSUs of FIS at the closing. In addition, FIS will also assume, repay or refinance all of SunGard’s outstanding debt, totaling approximately $4.7 billion. The transaction is subject to certain customary closing conditions, including the approval by the stockholders of SunGard.

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

Because we sell our software maintenance, rentals, SaaS, cloud and BPaaS offerings under long-term contracts and recognize the revenue ratably over the term of the contracts, we have good visibility into future revenue, which helps us to manage spending proactively. We refer to this contractually committed revenue as “recurring revenue.” Our revenue streams are highly recurring as a result of our deeply embedded solutions and long-running contracts typically ranging from three to seven years for software maintenance, rentals, SaaS, cloud and BPaaS offerings. In 2014, these offerings comprised 70% of our revenue, with a revenue retention rate of 95%. Our retention rate is defined as the percentage of the prior year’s recurring revenue which is retained in the current year.

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

Within Software, perpetual and term license revenue is generally recognized at the time of sale. The majority of our software license revenue results from the sale of term licenses, which generally have terms of three to seven years. The scheduled renewals of these term licenses provide good visibility to our future revenue pipeline. However, the timing of these license sales can significantly impact our revenue and profitability in any given quarter.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated Results of Operations - Unaudited

	Three Months Ended September 30,				Year-over-Year Change
($ in millions)			% of Revenue				At Constant Currency
	2014	2015	2014	2015	As Reported
Total revenue	$691	$702	100%	100%	2%		4%
Costs and expenses:
Cost of sales and direct operating	280	282	41%	40%	1%		4%
Sales, marketing and administration	167	163	24%	23%	(3)%		2%
Product development and maintenance	91	83	13%	12%	(10)%		(3)%
Depreciation	28	31	4%	4%	14%		18%
Amortization of acquisition-related intangible assets	30	23	4%	3%	(24)%		(21)%

Total costs and expenses	596	582	86%	83%	(2)%		2%

Operating income	95	120	14%	17%	26%		20%

Operating margin	13.7%	17.0%			3.3	pts	2.1	pts
Interest income	—	1	0%	0%	nm		nm
Interest expense and amortization of deferred financing fees	(73)	(73)	(10)%	(10)%	0%		nm

Other income (expense)	(73)	(72)	(10)%	(10)%	nm		nm

Income from continuing operations before income taxes	22	48	3%	7%	nm		nm
Provision for (benefit from) income taxes	(11)	17	(2)%	2%	nm		nm

Income from continuing operations before income taxes	11	65	2%	9%	nm		nm
Income from discontinued operations, net of tax	—	2	0%	0%	nm		nm

Net income	11	67	2%	10%	nm		nm
Income attributable to non-controlling interests	(42)	(60)	(6)%	(9)%	nm		nm

Net income (loss) attributable to SunGard	$(31)	$7	(4)%	1%	nm		nm

Other Financial Information
Adjusted EBITDA (1)	$188	$199	27%	28%	6%		4%

Adjusted EBITDA margin	27.1%	28.3%			1.2	pts	(0.1	)pts

Note: Columns may not total due to rounding.
“nm” = not meaningful pts = points

(1)	Adjusted EBITDA is a non-GAAP financial measure we use to evaluate the performance of SunGard and its reportable segments. Please refer to “Non-GAAP Financial Measures” for more information and a reconciliation to the nearest comparable GAAP financial measure.

Revenue

Total revenue increased $11 million, or 2%, to $702 million in the third quarter of 2015. Foreign currency translation had a $20 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, total revenue increased $31 million, or 4%, in the third quarter of 2015. Our revenue growth was primarily due to an increase in Services revenue related to our BPaaS utilities and professional services, license fees related to our new technology driven by a combination of new sales and renewals, and higher SaaS and broker-dealer volumes and adoption of our cloud offerings. This growth was particularly evident in the established markets. For the quarters ended September 30, 2015 and 2014, Software represented 38% and 39% of total revenue, SaaS and cloud revenue represented 39% of total revenue, and Services revenue represented 23% and 22% of total revenue, respectively.

Please refer to the Segment Results of Operations section for additional information about revenue for the three-month periods ended September 30, 2015 and 2014.

Cost of Sales and Direct Operating

Cost of sales and direct operating increased $2 million, or 1%, to $282 million in the third quarter of 2015. Foreign currency translation had a $9 million net favorable impact on the current period results. Excluding the effects of foreign currency translation, cost of sales and direct operating increased $11 million, or 4%, in the current-year quarter. The variance in cost of sales and direct operating was primarily due to a $10 million increase in employment- and consultant-related expenses primarily associated with the delivery of services and start-up of BPaaS utilities and principally includes wages, incentive compensation, employer taxes and employee benefit costs; a $6 million increase in expenses associated with customer trading activity in our broker/dealer business that have a direct correlation with trading volumes, including clearing fees, trading ticket charges, and electronic communication network (ECN) fees; partially offset by a $4 million decrease in restructuring actions taken in the third quarter of 2014. Cost of sales and direct operating was 40% and 41% of total revenue in the quarters ended September 30, 2015 and 2014, respectively.

Sales, Marketing and Administration

Sales, marketing and administration expense decreased $4 million, or 3%, to $163 million in the third quarter of 2015. Foreign currency translation had an $8 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, sales, marketing and administration expense increased $4 million, or 2%, in the current-year quarter. The increase in sales, marketing and administration expense was primarily due to an $11 million increase in employment-related expenses including increased sales commissions, investments in additional sales resources, employer taxes and employee benefit costs; and $3 million in strategic initiative costs primarily related to the planned initial public offering and subsequent expected merger of SunGard with FIS. Offsetting these increases were a $5 million decrease in restructuring actions taken in the third quarter of 2014; $2 million decrease in foreign currency transaction losses; and a $1 million decrease in external services expenses. Sales, marketing and administration expense was 23% and 24% of total revenue in the quarters ended September 30, 2015 and 2014, respectively.

Product Development and Maintenance

Product development and maintenance expense decreased $8 million, or 10%, to $83 million in the third quarter of 2015. Foreign currency translation had a $6 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, product development and maintenance expense decreased $2 million, or 3%, in the current-year quarter. The variance in product development and maintenance expense was primarily due to a $5 million decrease in severance from restructuring actions in the third quarter of 2014, partially offset by a $2 million decrease in capitalized software development costs in the current-year quarter. Product development and maintenance expense was 12% and 13% of total revenue in the quarters ended September 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense increased $3 million, or 14%, to $31 million in the third quarter of 2015. Foreign currency translation had a $1 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, depreciation expense increased $4 million, or 18%, in the current-year quarter. The increase in depreciation expense was due to increased capitalization of software assets in the past year. Depreciation expense was 4% of total revenue in each of the quarters ended September 30, 2015 and 2014.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $7 million, or 24%, to $23 million in the third quarter of 2015. Foreign currency translation had a $1 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, amortization of acquisition-related intangible assets decreased $6 million, or 21%, in the current-year quarter. The variance in amortization of acquisition-related intangible assets was primarily due to the continued runoff of certain acquisition-related intangible assets primarily stemming from the LBO transaction in 2005. Amortization of acquisition-related intangible assets was 3% and 4% of total revenue in the quarters ended September 30, 2015 and 2014, respectively.

Operating Income

Operating income increased $25 million, or 26%, to $120 million in the third quarter of 2015. Foreign currency translation had a $5 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, operating income increased $20 million, or 20%, and operating margin increased by 2.1 points in the current-year quarter. Operating income was impacted by the items discussed above.

Adjusted EBITDA

Adjusted EBITDA increased $11 million, or 6%, to $199 million in the third quarter of 2015. Foreign currency translation had a $3 million net favorable impact on the current period results. Excluding the impacts of currency, Adjusted EBITDA margin was essentially unchanged in the current-year quarter and includes growth in our Software, SaaS and cloud, and Services revenues and improved professional services profitability, partially offset by higher employment-related costs related to the start-up of BPaaS utilities and investments in sales resources, and higher incentive compensation.

Interest expense and amortization of deferred financing fees

Interest expense and amortization of deferred financing fees was unchanged in the quarter at $73 million.

Benefit from (provision for) income taxes

The effective income tax rates for the three month periods ended September 30, 2015 and 2014 were (33)% and 51%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the three months ended September 30, 2015, the provision for income taxes includes a deferred income tax benefit of $33 million recorded as a discrete item related to the tax-over-book basis difference of a small business within the FS segment which was sold on October 1, 2015.Also for the period, the Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the three months ended September 30, 2015. Changes in the mix of income, losses in particular jurisdictions or the total amount of income for 2015 may significantly impact the estimated effective income tax rate for the year.

The tax rate for the three month period ended September 30, 2014 reflected a decrease in the expected full year effective tax rate due primarily to a change in the mix of income.

Income attributable to the non-controlling interest (SunGard only)

Accrued dividends on SCCII’s cumulative preferred stock were $60 million and $42 million in the quarters ended September 30, 2015 and 2014, respectively. The increase in accrued dividends is due to the compounding of the cumulative, undeclared dividend.

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

Financial Systems segment

			Year-over-Year Change
	Three Months Ended September 30,		Reported		Constant Currency
	2014	2015
	(in millions)
Software	$235	$230	(2)%		2%
SaaS and cloud	259	262	1%		3%
Services	143	154	7%		11%

Total FS Revenue	$637	$646	1%		4%

Adjusted EBITDA	$184	$196	7%		5%
Adjusted EBITDA margin	28.9%	30.4%	1.5	pts	0.1	pts

Revenue

Total FS revenue increased $9 million, or 1%, to $646 million in the third quarter of 2015. Foreign currency translation had a $20 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, total FS revenue increased $29 million, or 4%, in the current-year quarter. The variance in total FS revenue was driven by growth in Software, SaaS and cloud, and Services revenue. These results reflect the customer reception of our new technology offerings, growth in the established markets, and growth in the array of services that surround and support our software. In the third quarters of 2015 and 2014 respectively, Software revenue was 36% and 37%, respectively, SaaS and cloud revenue was 40% and 41%, respectively, and Services revenue was 24% and 22%, respectively, of total FS revenue.

FS Software revenue decreased $5 million, or 2%, to $230 million in the third quarter of 2015. Foreign currency translation had a $10 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, FS Software revenue increased $5 million, or 2%, in the current-year quarter. The variance in FS Software revenue was primarily due to strong license sales of our latest technology driven by a combination of new sales and renewals, particularly within our Global Trading business. Reported software license fee revenue was $53 million, a $5 million, or 9% increase, from the prior-year period.

FS SaaS and cloud revenue increased $3 million, or 1%, to $262 million in the third quarter of 2015. Foreign currency translation had a $4 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, FS SaaS and cloud revenue increased $7 million, or 3%, in the current-year quarter. This variance in FS SaaS and cloud revenue was primarily due to increased SaaS and broker-dealer volumes.

FS Services revenue increased $11 million, or 7%, to $154 million in the third quarter of 2015. Foreign currency translation had a $6 million net unfavorable impact on the current period results. Excluding the effects of foreign currency changes, FS Services revenue increased $17 million, or 11%, in the current-year quarter. The variance in FS Services revenue was primarily due to growth in BPaaS utilities and professional services tied to our new technology offerings, as customers increased their spending to implement our solutions and integrate them into their operating environments, particularly within our Asset Management, Wealth and Retirement Administration, and Securities Finance and Processing businesses.

FS revenue from emerging markets, which represents 12% of total FS revenue and is comprised of China, India, Southeast Asia, the Middle East, Africa, Latin America and Eastern Europe, decreased 8% in the third quarter of 2015 over the prior-year period. Excluding the effects of foreign currency changes, FS revenue from emerging markets decreased 5% year over year, where decreases in professional services, reflecting the completion of key milestones in the second quarter of the prior year, and software rentals, due primarily to attrition, were partially offset by growth in software license, software maintenance and support, and SaaS. FS revenue in established markets, which represents 88% of total FS revenue and is comprised of the U.S., Western Europe, Japan and Australia, increased approximately 2% in the third quarter of 2015 over the prior-year period. Excluding the effects of foreign currency changes, FS revenue from established markets increased approximately 5% in the current-year quarter primarily due to strong license sales of our latest technology and increased Services revenue.

Adjusted EBITDA

FS Adjusted EBITDA increased $12 million, or 7%, to $196 million in the third quarter of 2015. Foreign currency translation had a $3 million net favorable impact on the current period results. Excluding the effects of foreign currency changes, FS Adjusted EBITDA margin increased by 0.1 points in the current-year quarter primarily due to the growth in our Software, SaaS and cloud, and Services revenues and improved professional services profitability, partially offset by increases in employment-related costs related to the start of BPaaS utilities and investments in sales resources, and a $2 million decrease in capitalized software development costs.

Public Sector & Education segment

			Year-over-Year Change
	Three Months Ended September 30,		Reported		Constant Currency
	2014	2015
	(in millions)
Software	$34	$36	3%		3%
SaaS and cloud	10	10	5%		5%
Services	10	10	8%		8%

Total PS&E Revenue	$54	$56	4%		4%

Adjusted EBITDA	$17	$16	(6)%		(6)%
Adjusted EBITDA margin	31.2%	28.2%	(3.0	)pts	(3.0	)pts

Revenue

Total PS&E revenue increased $2 million, or 4%, to $56 million in the third quarter of 2015 driven by growth in Software, and SaaS and cloud, and Services revenue. During the third quarters of 2015 and 2014, PS&E Software revenue was approximately 63%, PS&E SaaS and cloud revenue was approximately 17% and 18%, respectively, and PS&E Services revenue was approximately 20% and 19%, respectively, of total PS&E revenue. PS&E revenue, costs and expenses are unaffected by changes in foreign currency exchange rates since these businesses primarily transact in U.S. dollars.

PS&E Software revenue was $36 million and $34 million for the quarters ended September 30, 2015 and 2014, respectively, primarily due to an increase in software license fees and maintenance revenue for public safety solutions. PS&E SaaS and cloud revenue was $10 million for each of the quarters ended September 30, 2015 and 2014 due to increased SaaS and cloud revenues. PS&E Services revenue was $10 million for each of the quarters ended September 30, 2015 and 2014 and increased 8% related to the continued delivery of the contracted backlog resulting from new software license sales and product upgrades from 2013 and 2014 which generate related implementation and integration services. There is no business processing services revenue in this segment.

Adjusted EBITDA

PS&E Adjusted EBITDA decreased $1 million, or 6%, in the third quarter of 2015. The PS&E Adjusted EBITDA margin declined by 3 points during the current-year quarter to 28.2% driven by a higher mix of professional services.

Corporate

Corporate spending, as measured on an adjusted EBITDA basis, was $13 million for the quarters ended September 30, 2015 and 2014. Corporate expense in the third quarter of 2015 includes an increase in employer taxes primarily resulting from the exercise of share-based awards and increased medical benefits, partially offset by a decrease in external services expenses.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated Results of Operations - Unaudited

	Nine Months Ended September 30,				Year-over-Year Change
($ in millions)			% of Revenue		As Reported		At Constant Currency
	2014	2015	2014	2015
Total revenue	$2,017	$2,060	100%	100%	2%		5%
Costs and expenses:
Cost of sales and direct operating	822	833	41%	40%	1%		5%
Sales, marketing and administration	493	476	24%	23%	(4)%		1%
Product development and maintenance	287	256	14%	12%	(11)%		(5)%
Depreciation	79	87	4%	4%	10%		14%
Amortization of acquisition-related intangible assets	114	65	6%	3%	(43)%		(40)%
Trade name impairment	339	—	17%	0%	—%		—%

Total costs and expenses	2,134	1,717	106%	83%	(20)%		(16)%

Operating income (loss)	(117)	343	(6)%	17%	392%		382%

Operating margin	(5.8)%	16.7%			22.5	pts	21.4	pts
Interest income	1	2	0%	0%	nm		nm
Interest expense and amortization of deferred financing fees	(220)	(215)	(11)%	(10)%	(2)%		nm
Loss on extinguishment of debt	(61)	—	(3)%	0%	nm		nm
Other income (expense)	—	1	(0)%	(0)%	nm		nm

Other income (expense)	(280)	(212)	(14)%	(10)%	nm		nm

Income (loss) from continuing operations before income taxes	(397)	131	(20)%	6%	nm		nm
Provision for (benefit from) income taxes	88	(7)	4%	(0)%	nm		nm

Income (loss) from continuing operations before income taxes	(309)	124	(15)%	6%	nm		nm
Income (loss) from discontinued operations, net of tax	(17)	4	(1)%	0%	nm		nm

Net income (loss)	(326)	128	(16)%	6%	nm		nm
Income attributable to non-controlling interests	(132)	(147)	(7)%	(7)%	nm		nm

Net loss attributable to SunGard	$(458)	$(19)	(23)%	(1)%	nm		nm

Other Financial Information
Adjusted EBITDA (1)	$492	$552	24%	27%	12%		11%

Adjusted EBITDA margin	24.4%	26.8%			2.4	pts	1.3	pts

Note: Columns may not total due to rounding.

“nm” = not meaningful

pts = points

(1)	Adjusted EBITDA is a non-GAAP financial measure we use to evaluate the performance of SunGard and its reportable segments. Please refer to “Non-GAAP Financial Measures” for more information and a reconciliation to the nearest comparable GAAP financial measure.

Revenue

Total revenue increased $43 million, or 2%, to $2.1 billion in the nine-months ended September 30, 2015. Foreign currency translation had a $64 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, total revenue increased $107 million, or 5%, in the nine-months ended September 30, 2015. Our revenue growth was primarily due to increased license fees related to our new technology driven by a combination of new sales and renewals, higher SaaS and broker-dealer volumes and adoption of our cloud offerings, and growth in Services revenue related to our BPaaS utilities and professional services. This growth was evident in both the established and emerging markets. For the nine-months ended September 30, 2015 and 2014, the mix of our revenue was similar, with Software representing 38% of total revenue, SaaS and cloud revenue representing 40% of total revenue, and Services revenue representing 22% of total revenue.

Please refer to the Segment Results of Operations section for additional information about revenue for the nine-months ended September 30, 2015 and 2014.

Cost of Sales and Direct Operating

Cost of sales and direct operating increased $11 million, or 1%, to $833 million in the nine-months ended September 30, 2015. Foreign currency translation had a $30 million net favorable impact on these results. Excluding the effects of foreign currency changes, cost of sales and direct operating increased $41 million, or 5%, in the nine-months ended September 30, 2015. The variance in cost of sales and direct operating was primarily due to a $19 million increase in expenses associated with customer trading activity in our broker/dealer business that have a direct correlation with trading volumes, including clearing fees, trading ticket charges, and electronic communication network (ECN) fees; and a $19 million increase in employment-related expenses related to the delivery of services and start-up of BPaaS utilities, consisting of wages, employer taxes and employee benefit costs. Cost of sales and direct operating was 40% and 41% of total revenue in each of the nine-months ended September 30, 2015 and 2014, respectively.

Sales, Marketing and Administration

Sales, marketing and administration expense decreased $17 million, or 4%, to $476 million in the nine-months ended September 30, 2015. Foreign currency translation had a $22 million net favorable impact on these results. Excluding the effects of foreign currency changes, sales, marketing and administration expense increased $5 million, or 1%, in the nine-months ended September 30, 2015. The variance in sales, marketing and administration expense was primarily due to $22 million of increased employment-related expenses related to increased medical benefit costs, investments in additional sales resources, increased sales commissions and incentive compensation, which were mostly offset by $8 million of one-time expenses in 2014 primarily related to the AS Split-Off, and $6 million in severance and facility restructuring costs associated with 2014 restructuring actions. Sales, marketing and administration expense was 23% and 24% of total revenue in the nine-months ended September 30, 2015 and 2014, respectively.

Product Development and Maintenance

Product development and maintenance expense decreased $31 million, or 11%, to $256 million in the nine-months ended September 30, 2015. Foreign currency translation had a $17 million net favorable impact on these results. Excluding the effects of foreign currency changes, product development and maintenance expense decreased $14 million, or 5%, in the nine-months ended September 30, 2015. The variance in product development and maintenance expense was primarily due to a $7 million decrease in employment-related expenses consisting primarily of wages, employer taxes, employee benefit costs, and travel expenses stemming primarily from headcount reductions which occurred in late 2014, and a $5 million decrease in severance costs associated with restructuring actions taken in 2014 and $3 million of facilities expense allocations due to the headcount reduction. Product development and maintenance expense was 12% and 14% of total revenue in the nine-months ended September 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense increased $8 million, or 10%, to $87 million in the nine-months ended September 30, 2015. Foreign currency translation had a $3 million net favorable impact on these results. Excluding the effects of foreign currency changes, depreciation expense increased $11 million, or 14%, in the nine-months ended September 30, 2015. The variance in depreciation expense was primarily due to increased capitalization of software assets in 2015 and 2014. Depreciation expense was 4% of total revenue in each of the nine-months ended September 30, 2015 and 2014.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets decreased $49 million, or 43%, to $65 million in the nine-months ended September 30, 2015. Foreign currency translation had a $3 million net favorable impact on these results. Excluding the effects of foreign currency changes, amortization of acquisition-related intangible assets decreased $46 million, or 40%, in the nine-months ended September 30, 2015. The variance in amortization of acquisition-related intangible assets was primarily due to the continued runoff of certain acquisition-related intangible assets primarily stemming from the LBO transaction in 2005. Amortization of acquisition-related intangible assets was 3% and 6% of total revenue in the nine-months ended September 30, 2015 and 2014, respectively.

Trade Name Impairment

As a result of the AS Split-Off, we recognized a $339 million impairment of the carrying value of the SunGard trade name as of March 31, 2014. There was no trade name impairment in the nine-months ended September 30, 2015.

Operating Income

Operating income increased $460 million, or 392%, to $343 million in the nine-months ended September 30, 2015. Foreign currency translation had a $11 million net favorable impact on these results. Excluding the effects of foreign currency changes, operating income increased $449 million, or 382%, and operating margin increased by 21.4 points in the nine-months ended September 30, 2015. Operating income was impacted by the items discussed above. Our operating margin increased primarily due to the 17 margin point impact of the trade name impairment in 2014, the 2 margin point impact of the decrease in amortization of acquisition-related intangible assets, and the 1 margin point impact of the decrease in restructuring charges, primarily related to severance.

Adjusted EBITDA

Adjusted EBITDA increased $60 million, or 12%, to $552 million in the nine-months ended September 30, 2015. Foreign currency translation had a $5 million net favorable impact on these results. Adjusted EBITDA margin increased by 1.3 points in the nine-months ended September 30, 2015 primarily due to the growth in our Software, SaaS and cloud, and Services revenues, improved professional services profitability, and decreases in employee-related product development spending; which were partially offset by higher employment-related costs related to the start-up of BPaaS utilities, higher incentive compensation, increases in employee medical benefits, and investments in sales resources.

Interest expense and amortization of deferred financing fees

Interest expense and amortization of deferred financing fees decreased $5 million, or 2%, to $215 million in the nine-months ended September 30, 2015. This decrease was primarily due to the write-off of deferred financing costs during the prior-year period resulting from the repayment and retirement of debt resulting from the AS Split-Off, and from non-capitalizable fees paid in connection with the February 2014 amendment of the Credit Agreement.

Loss on extinguishment of debt

Loss on extinguishment of debt was $61 million for the nine-months ended September 30, 2014. The loss on extinguishment of debt in the prior-year quarter includes (i) a $36 million loss associated with the exchange of approximately $425 million of senior notes issued by Sungard Availability Services, Inc. (“SpinCo”) (“SpinCo Notes”) for approximately $389 million of senior notes due 2018 issued by SDS (“SunGard Notes”) in connection with the AS Split-Off and (ii) the write-off of $25 million of deferred financing fees resulting from the early repayment of debt during the first quarter (see Note 1 of Notes to Condensed Consolidated Financial Statements).

Benefit from (provision for) income taxes

The effective income tax rates for the nine month periods ended September 30, 2015 and 2014 were 6% and 22%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, the impact of valuation allowances, unrecognized tax benefits, and the timing of recording discrete items. For the nine months ended September 30, 2015, the provision for income taxes includes a deferred income tax benefit of $33 million recorded as a discrete item related to the tax-over-book basis difference of a small business within the FS segment which was sold on October 1, 2015 and a benefit of $10 million recorded as a discrete item for the reversal of a reserve for uncertain tax positions, triggered by a favorable decision received by SunGard from an appellate body on a matter between the Company and a state taxing authority during the period. The Company continued to generate losses in France which exceed the scheduled reversal of deferred tax liabilities. As a result, no benefit has been recorded for these losses for the nine months ended September 30, 2015.

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

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax, was $4 million in the nine-months ended September 30, 2015, which includes a $2 million gain resulting from the assignment of customer contracts related to the sales of two smaller FS subsidiaries in 2014. Loss from discontinued operations, net of tax, was $(17) million in the nine-months ended September 30, 2014. On March 31, 2014, we completed the AS Split-Off. Income (loss) from discontinued operations reflects the results of our AS business and two smaller FS subsidiaries that were sold in January 2014. Included in loss from discontinued operations in the nine-months ended September 30, 2014 is a gain on the sale of two FS businesses of approximately $23 million. Also included in loss from discontinued operations in the nine-months ended September 30, 2014 is sponsor management fee expense of approximately $15 million payable under the Management Agreement for services related to the issuance of the $1.025 billion AS term loan and $425 million of SpinCo Notes in connection with the AS Split-Off.

Income attributable to the noncontrolling interest (SunGard only)

For SunGard, accreted dividends on SCCII’s cumulative preferred stock were $147 million and $132 million for the three months ended September 30, 2015 and 2014, respectively. The increase in accrued dividends is due to compounding of the cumulative, undeclared dividend, partially offset by the decrease in outstanding preferred shares resulting from the share exchange as part of the AS Split-Off.

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

Financial Systems segment

			Year-over-Year Change
	Nine Months Ended September 30,		Reported		Constant Currency
	2014	2015
	(in millions)
Software	$674	$675	—%		5%
SaaS and cloud	774	790	2%		4%
Services	407	429	5%		9%

Total FS Revenue	$1,855	$1,894	2%		6%

Adjusted EBITDA	$477	$543	14%		13%
Adjusted EBITDA margin	25.7%	28.7%	3.0	pts	1.8	pts

Revenue

Total FS revenue increased $39 million, or 2%, to $1.9 billion in the nine-months ended September 30, 2015. Foreign currency translation had a $64 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, total FS revenue increased $103 million, or 6%, in the nine-months ended September 30, 2015. The variance in total FS revenue was driven by growth in Software, SaaS and cloud, and Services revenue. These results reflect the customer reception of our new technology offerings, growth in the established and emerging markets, and growth in the array of services that surround and support our software. In the nine-months ended September 30, 2015 and 2014, Software revenue was 36%, SaaS and cloud revenue was 42%, and Services revenue was 22% of total FS revenue.

FS Software revenue increased $1 million to $675 million in the nine-months ended September 30, 2015. Foreign currency translation had a $33 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, FS Software revenue increased $34 million, or 5%, in the nine-months ended September 30, 2015. The variance in FS Software revenue was primarily due to strong license sales of our latest technology to driven by a combination of new sales and renewals, particularly within our Global Trading, Risk and Compliance, and Corporate Liquidity and Energy businesses. Reported software license fee revenue was $144 million, a $28 million, or 24% increase, from the same period in the prior year.

FS SaaS and cloud revenue increased $16 million, or 2%, to $790 million in the nine-months ended September 30, 2015. Foreign currency translation had a $13 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, FS SaaS and cloud revenue increased $29 million, or 4%, in the nine-months ended September 30, 2015. This variance in FS SaaS and cloud revenue was primarily due to increased SaaS and broker-dealer volumes and greater adoption of our cloud offerings, delivered from our private cloud, particularly within our Asset Management business.

FS Services revenue increased $22 million, or 5%, to $429 million in the nine-months ended September 30, 2015. Foreign currency translation had a $18 million net unfavorable impact on these results. Excluding the effects of foreign currency changes, FS Services revenue increased $40 million, or 9%, in the nine-months ended September 30, 2015. The variance in FS Services revenue was primarily due to growth in our BPaaS utilities and professional services tied to our new technology offerings, as customers increased their spending to implement our solutions and integrate them into their operating environments, particularly within our Asset Management, Securities Finance and Processing, and Corporate Liquidity and Energy businesses.

FS revenue from emerging markets, which represents 12% of total FS revenue and is comprised of China, India, Southeast Asia, the Middle East, Africa, Latin America and Eastern Europe, increased 0.5% in the nine-months ended September 30, 2015. Excluding the effects of foreign currency changes, FS revenue from emerging markets increased 4% in the nine-months ended September 30, 2015. FS revenue in established markets, which represents 88% of total FS revenue and is comprised of the U.S., Western Europe, Japan and Australia, increased approximately 2% in the nine-months ended September 30, 2015 over the same period in the prior year. Excluding the effects of foreign currency changes, FS revenue from established markets increased approximately 5% in the current-year quarter primarily due to strong Software, SaaS and cloud, and Services revenue.

Adjusted EBITDA

FS Adjusted EBITDA increased $66 million, or 14%, to $543 million in the nine-months ended September 30, 2015. Foreign currency translation had a $4 million net favorable impact on these results. FS Adjusted EBITDA margin increased by 1.8pts in the current-year quarter primarily due to the growth in our Software, SaaS and cloud, and Services revenues, improved professional services profitability, and decreases in employee-related product development spending, which were partially offset by higher employment-related costs related to the start-up of BPaaS utilities, higher incentive compensation, and investments in sales resources.

Public Sector & Education segment

			Year-over-Year Change
	Nine Months Ended September 30,		Reported		Constant Currency
	2014	2015
	(in millions)
Software	$103	$105	2%		2%
SaaS and cloud	28	29	2%		2%
Services	31	32	6%		6%

Total PS&E Revenue	$162	$166	3%		3%

Adjusted EBITDA	$50	$49	(3)%		(3)%
Adjusted EBITDA margin	30.9%	29.3%	(1.6	)pts	(1.6	)pts

Revenue

Total PS&E revenue increased $4 million, or 3%, to $166 million in the nine-months ended September 30, 2015 driven by growth in by growth in Software, SaaS and cloud, and Services revenue. During the nine-months ended September 30, 2015 and 2014, PS&E Software revenue comprised 63% and 64%, respectively, PS&E SaaS and cloud revenue was approximately 17%, and PS&E Services revenue was approximately 20% and 19%, respectively, of total PS&E revenue. Total PS&E revenue, costs and expenses are unaffected by changes in foreign currency exchange rates since these businesses primarily transact in U.S. dollars.

PS&E Software revenue was $105 million for the nine-months ended September 30, 2015 and 2014, and increased 2% primarily due to an increase in software license and maintenance fees for public safety solutions. PS&E SaaS and cloud revenue increased $1 million, or 2%, in the nine-months ended September 30, 2015 due to increases in both SaaS revenue and cloud services. PS&E Services revenue increased $1 million, or 6%, in the nine-months ended September 30, 2015 primarily due to continuing to deliver the contracted backlog resulting from new software license sales and product upgrades from 2013 and 2014 which generate related implementation and integration services. There is no business processing services revenue in this segment.

Adjusted EBITDA

PS&E Adjusted EBITDA was $49 million for the nine-months ended September 30, 2015 and 2014, and decreased 3% in the period. The PS&E Adjusted EBITDA margin declined by 1.6pts during the nine-months ended September 30, 2015 to 29.3% driven by higher professional services revenue and higher costs associated with the delivery of our professional services.

Corporate

Corporate spending, as measured on an adjusted EBITDA basis, increased by approximately $5 million to $40 million during the nine-months ended September 30, 2015 mainly due to higher employee costs resulting from increased medical expenses.

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

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income (loss)	$11	$67	$(326)	$128
Income (loss) from discontinued operations	—	2	(17)	4
Benefit from (provision for ) income taxes	(11)	17	88	(7)
Loss on extinguishment of debt	—	—	(61)	—
Interest expense and amortization of deferred financing fees	(73)	(73)	(219)	(213)

Operating income (loss)	95	120	(117)	343
Depreciation	28	31	79	87
Amortization of acquisition-related intangible assets	30	23	114	65
Trade name impairment charge	—	—	339	—
Restructuring charges	17	3	24	7
Stock compensation expense	13	13	33	36
Management fees	3	2	6	6
Other costs (included in operating income)	2	7	14	8

Adjusted EBITDA	$188	$199	$492	$552

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

	Adjusted EBITDA		Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2015	2014	2015
FS	$184	$196	$477	$543
PS&E	17	16	50	49
Corporate	(13)	(13)	(35)	(40)

Total	$188	$199	$492	$552

Liquidity and Capital Resources:

At December 31, 2014 and September 30, 2015, our liquidity, a non-GAAP measure was as follows (in millions):

	December 31,	September 30,
	2014	2015
Cash and cash equivalents	$447	$591
Capacity: Revolving Credit Facility	592	593
Capacity: Receivables Facility	39	21

Total Liquidity	$1,078	$1,205

Total liquidity represents the amount of cash and readily available sources of cash available for debt service and working capital needs. We use total liquidity to ensure we have an adequate amount of funds to meet our obligations.

Our cash and cash equivalents totaled $591 million at September 30, 2015. Approximately $238 million was held by our wholly-owned non-U.S. subsidiaries that is available to fund operations and strategic investment opportunities abroad. Also, approximately $38 million was related to our broker/dealer operations, some of which is not readily available for general corporate use. The remaining cash and cash equivalents was held by our wholly-owned U.S. subsidiaries and is available for general corporate use.

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

Cash flow from operations:

Cash flow from continuing operations was $323 million for the nine months ended September 30, 2015, an increase of $101 million from the prior year period. The increase in 2015 cash flow from continuing operations was primarily due to improved operating performance in the nine months ended September 30, 2015, non-recurring transaction costs incurred in the first quarter of 2014 related to the AS Split-Off, and higher working capital contributions during the nine months ended September 30, of 2015 mainly due to higher severance accruals in the prior year period due to restructuring actions taken and higher annual incentive payments paid in the first quarter of 2014 related to 2013 financial performance.

Cash flow from investing activities:

Net cash used by continuing operations in investing activities was $109 million in the nine months ended September 30, 2015, comprised mainly of $85 million of cash paid for property and equipment and capitalized software development and $25 million paid for two businesses acquired. This compares to $102 million in the nine months ended September 30, 2014, comprised of cash paid for property and equipment and capitalized software development costs. Capitalized software development costs, which reflect investments in our software solutions, decreased $2 million in the nine months ended September 30, 2015 to $44 million from the prior year period.

Cash flow from financing activities:

Net cash used by continuing operations in financing activities was $54 million for the nine months ended September 30, 2015, primarily related to payments of employee taxes from the net distribution of share-based awards to employees. Net cash used by continuing operations in financing activities was $1,349 million for the nine months ended September 30, 2014, primarily related to repayment of $1,005 million of term loans as part of the AS Split-Off, repayment of the $250 million senior secured notes and $60 million of our receivables facility term loan, and repayment of $7 million of our tranche A term loan.

Total debt outstanding as of December 31, 2014 and September 30, 2015 consisted of the following (in millions):

	December 31, 2014	September 30, 2015	Change from Dec. 31 to Sept. 30
Senior Secured Credit Facilities:
Secured revolving credit facility due March 8, 2018	$—	$—	$—
Tranche C due February 28, 2017, effective interest rate of 4.44% and 4.44%	400	400	—
Tranche E due March 8, 2020, effective interest rate of 4.31% and 4.31%	1,918	1,918	—

Total Senior Secured Credit Facilities	2,318	2,318	—
Senior Notes due 2018 at 7.375%	511	511	—
Senior Notes due 2020 at 7.625%	700	700	—
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000	—
Secured accounts receivable facility, at 3.16% and 3.22%	140	140	—

Total debt	$4,669	$4,669	$—

Leverage Metric per Credit Agreement	5.41x	4.81x	-0.60x
Weighted Average Interest Rate	5.61%	5.62%	0.01 points
Percent Fixed Rate (swap adjusted)	67%	67%	0 points
Percent Bonds of Total Debt	47%	47%	0 points

At December 31, 2014 and September 3, 2015, the contractual future maturities of debt were as follows (in millions):

	December 31, 2014	September 30, 2015	Change from Dec. 31 to Sept. 30
2015	$—	$—	$—
2016	—	—	0
2017	400	400	0
2018	511	511	0
2019	1,140	1,140	0
Thereafter	2,618	2,618	0

Total	$4,669	$4,669	$—

At September 30, 2015, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were a potential of $6 million, of which less than $0.5 million is included in other long-term liabilities. We also have outstanding letters of credit and bid bonds that total approximately $17 million.

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

Covenant Compliance

As of September 30, 2015, we were in compliance with all financial and nonfinancial covenants. Also at September 30, 2015, our leverage covenant was 4.81x, an improvement of 0.60x from December 31, 2014. This improvement is due to our growth in Adjusted EBITDA and our strong cash flow generation in 2015.

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

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. Adjusted EBITDA is similar, but not identical, to Adjusted EBITDA used to measure our performance (see Note 10 of Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2015).

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

					Last Twelve Months Ended September 30, 2015
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Income (loss) from continuing operations	$11	$65	$(309)	$124	$226
Interest expense, net	73	72	219	213	284
Provision for (benefit from) income taxes	11	(17)	(88)	7	38
Depreciation	28	31	79	87	115
Amortization of acquisition-related intangible assets	30	23	114	65	87

EBITDA	153	174	15	496	750
Trade name impairment charge	—	—	339	—	—
Purchase accounting adjustments (a)	—	—	1	1	1
Stock compensation expense	13	13	33	36	45
Restructuring charges (b)	17	3	24	7	10
Management fees	3	2	6	6	9
Acquired EBITDA, net of disposed EBITDA (c)	—	—	—	1	1
Other costs (d)	1	6	11	6	11
Loss on extinguishment of debt (e)	—	—	61	—	—

Adjusted EBITDA - senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$187	$198	$490	$553	$827

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Restructuring charges include severance and related payroll taxes, and reserves to consolidate or exit certain facilities.
(c)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(d)	Other costs includes strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, franchise and similar taxes reported in operating expenses and loss on the sale of assets, partially offset by certain charges relating to the receivables facility.
(e)	Loss on extinguishment of debt for the nine months ended September 30, 2014 primarily includes (i) a $36 million loss associated with the exchange of SpinCo Notes for SunGard Notes and (ii) the write-off of deferred financing fees associated with (a) the repayment of $1.005 billion of term loans and the retirement of $389 million of senior notes due 2018, both resulting from the AS Split-Off (see Note 6 of Notes to Consolidated Financial Statements), (b) the $250 million reduction of the revolving credit facility and (c) the repayment of $60 million of the accounts receivable facility term loans.

The covenant requirements and actual ratios for the twelve months ended September 30, 2015 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	6.00x	4.81x
Senior notes due 2018 and 2020 and senior subordinated notes due 2019 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.14x

(1)	If on the last day of any four consecutive fiscal quarters ending on or before December 31, 2015, but after December 31, 2014, our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 25% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 6.00x which steps down to 5.75x after December 31, 2015. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of September 30, 2015, we had $2.32 billion outstanding under the term loan facilities and available commitments of $593 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At September 30, 2015, we had total debt of $4.67 billion, including $2.46 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $900 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Swap agreements expiring in June 2019 with a notional value of $200 million effectively fix our interest rates at 2.06%. Swap agreements expiring in March 2020 with a notional value of $300 million effectively fix our interest rates at 2.27%. Our remaining variable rate debt of $1.56 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of the $400 million interest rate swap agreements in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $20 million. Upon the expiration of the $200 million interest rate swap agreements in June 2019, a 1% change in interest rates would result in an incremental change in interest of approximately $2 million, or a total of $22 million. Upon the expiration of the $300 million interest rate swap agreements in March 2020, a 1% change in interest rates would result in an incremental change in interest of approximately $3 million, or a total of $25 million.

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

Item 1A. Risk Factors: Risk Factors for SunGard, SCCII and SDS were updated to include the following from those previously disclosed in their Form 10-K for the year ended December 31, 2014 and as updated in their Form 10-Q for the six months ended June 30, 2015:

Covenants in the Merger Agreement place certain restrictions on the conduct of our business prior to the closing of the Mergers.

The Merger Agreement restricts us from taking certain specified actions without FIS’ consent while the Mergers are pending. These restrictions may prevent us from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to our business or executing certain business strategies prior to the completion of the Mergers.

The announcement and pendency of the Mergers could have an adverse effect on our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Mergers could disrupt our business in the following ways, among others:

•	our employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel;

•	the attention of management may be directed toward the completion of the Mergers and other transaction-related considerations and may be diverted from the day-to-day business operations, and matters related to the Mergers may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us; and

•	customers, suppliers and other third parties with business relationships with us may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships as a result of the Mergers, whether pursuant to the terms of their existing agreements or otherwise.

Failure to complete the Mergers could negatively impact our future business and financial results.

If the Mergers are not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	having to pay certain costs relating to the Mergers, such as legal, accounting, financial advisory and printing fees; and

•	focusing management on the Mergers instead of on pursuing other opportunities that could have been beneficial to us and our stockholders, in each case without realizing any of the benefits of having the Mergers completed.

We cannot be certain that, if the Mergers are not completed, these risks will not materialize and will not materially adversely affect our business and financial results.

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

Item 6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2015, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2015 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD SUNGARD CAPITAL CORP.II SUNGARD DATA SYSTEMS INC.

Dated: November 6, 2015	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard, SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2015, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2015 and (iv) Notes to Consolidated Financial Statements.